Form 10-Q
period 1999-07-31
PROVANTAGE HEALTH SERVICES INC
filed 1999-09-13
CIK 1072471

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended July 31, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number 1-14923

                        PROVANTAGE HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         54-1508848
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  N19 W24130 Riverwood Drive, Waukesha, Wisconsin            53188
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            414/784-4600
                                                     --------------------------

Former name, former address and former fiscal year, if changed since last report:

  13555 Bishops Court, Suite 201, Brookfield, Wisconsin 53005
--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ----   -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of September 1, 1999 is as follows:

     Title of Each Class                    Shares Outstanding
     -------------------                    ------------------

     Common Shares                          18,150,000

     Exhibit Index                          Page 1 of Page 20
     on Page 20

                        PROVANTAGE HEALTH SERVICES, INC.

                                    FORM 10-Q

                FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 31, 1999

                                      INDEX


                                                                                                    Page
                                                                                                    ----
Part I        Item 1 - Financial Statements

                       Consolidated Statements of Earnings for the 13 weeks                           3
                       ended July 31, 1999 and August 1, 1998

                       Consolidated Statements of Earnings for the 26 weeks                           4
                       ended July 31, 1999 and August 1, 1998

                       Consolidated Balance Sheets as of July 31, 1999,                               5
                       and January 30, 1999

                       Consolidated Statements of Cash Flows for the 26                               6
                       weeks ended July 31, 1999 and August 1, 1998

                       Consolidated Statements of Stockholders' Equity for                            7
                       the 26 weeks ended July 31, 1999 and for the period
                       ended January 30, 1999

                       Notes to Consolidated Financial Statements                                   8-9

              Item 2 - Management's Discussion and Analysis of Financial                          10-15
                       Condition and Results of Operations

              Item 3 - Quantitative and Qualitative Disclosure About                                 15
                       Market Risk

Part II       Item 2 - Changes in Securities and Use of Proceeds                                     16

              Item 5 - Other Information                                                             17

              Item 6 - Exhibits and Reports on Form 8-K                                           17-18

              Signatures                                                                             19


                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                                           Second Quarter (13 Weeks)
                                                                                     Ended
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                        July 31,           August 1,          % Increase
                                                                          1999               1998             (Decrease)
---------------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
Net Sales                                                            $      214,894      $     148,987            44.2
Costs and expenses:
       Cost of sales                                                        201,049            137,945
       Selling, general and administrative expenses                           7,794              5,989
       Depreciation and amortization expenses                                 2,130              1,798
                                                                     --------------      -------------
                                                                            210,973            145,732            44.8
                                                                     --------------      -------------

Income from operations                                                        3,921              3,255            20.5
Interest income - net                                                           231                173
                                                                     ---------------     -------------

Earnings before income taxes                                                  4,152              3,428            21.1
Provision for income taxes                                                    1,765              1,504
                                                                     ---------------      -------------

Net Earnings                                                         $        2,387      $       1,924            24.1
                                                                     ==============      =============

Basic net earnings per common share                                  $         0.17      $        0.15
                                                                     ==============      =============
Weighted average number of common shares
       outstanding                                                           13,688             12,550

Diluted net earnings per common share                                $         0.17      $        0.15
                                                                     ==============      =============
Adjusted weighted average number of common
       shares outstanding                                                    13,689             12,550

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                                             Year To Date (26 Weeks)
                                                                                      Ended
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                        July 31,           August 1,          % Increase
                                                                          1999                1998            (Decrease)
---------------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
Net Sales                                                            $      429,842      $      294,760            45.8
Costs and expenses:
       Cost of sales                                                        402,229             273,315
       Selling, general and administrative expenses                          15,571              11,767
       Depreciation and amortization expenses                                 4,191               3,198
                                                                     ---------------     --------------
                                                                            421,991             288,280            46.4
                                                                     ---------------     --------------

Income from operations                                                        7,851               6,480            21.2
Interest income - net                                                           404                 188
                                                                     ---------------     --------------

Earnings before income taxes                                                  8,255               6,668            23.8
Provision for income taxes                                                    3,515               2,932
                                                                     ---------------     --------------

Net Earnings                                                         $        4,740      $        3,736            26.9
                                                                     ===============     ==============

Basic net earnings per common share                                  $         0.36      $         0.30
                                                                     ===============     ==============
Weighted average number of common shares
       outstanding                                                           13,039              12,550

Diluted net earnings per common share                                $         0.36      $         0.30
                                                                     ===============     ==============
Adjusted weighted average number of common
       shares outstanding                                                    13,039              12,550



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                            July 31,              January 30,
ASSETS                                                                        1999                   1999
----------------------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                           $     20,033          $       24,680
      Receivables, less allowances for losses of
         $1,575 and $1,314, respectively                                       102,707                  83,483
      Receivable - related party                                                 4,106                       0
      Pharmaceutical inventories                                                 2,569                   3,121
      Other current assets                                                       2,392                   2,343
                                                                          ------------          --------------
           Total current assets                                                131,807                 113,627


Other assets - net                                                               2,606                   3,295
Intangible assets - net                                                         66,556                  66,053
Property and equipment - net                                                    19,529                  15,276
                                                                          ============          ==============
           Total assets                                                   $    220,498          $      198,251
                                                                          ============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Short-term debt                                                     $        995          $          968
      Accounts payable - trade                                                  55,561                  65,566
      Accrued liabilities                                                       18,010                  13,199
                                                                          ------------           -------------
           Total current liabilities                                            74,566                  79,733

Deferred income taxes                                                            3,792                   3,521
Minority interest                                                                3,145                   2,949
Stockholders' equity:
      Common stock                                                                 182                     126
      Additional paid-in capital                                               138,394                  88,997
      Retained earnings                                                            419                  22,925
                                                                          ------------           -------------
      Total stockholders' equity                                               138,995                 112,048
                                                                          ------------           -------------
      Total liabilities and stockholders' equity                          $    220,498           $     198,251
                                                                          ============           =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                       Year to Date (26 Weeks) Ended
-------------------------------------------------------------------------------------
(In thousands)
                                                              July 31,    August 1,
                                                               1999         1998
-------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Cash flows from operating activities:
        Net earnings                                         $  4,740    $  3,736
        Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation and amortization                       4,191       3,198
            Provision for losses on receivables                   320          46
            Deferred income taxes                                 256         895
            Change in assets and liabilities:
                 Receivables                                  (23,978)     (6,202)
                 Pharmaceutical inventories                       552      (1,463)
                 Other current assets                             (34)     (1,773)
                 Other assets                                   1,312         663
                 Accounts payable                             (10,005)      6,624
                 Accrued liabilities                            2,197      (1,839)
-------------------------------------------------------------------------------------
                Net cash (used in) provided by operating
                activities                                    (20,449)      3,885
-------------------------------------------------------------------------------------

Cash flows from investing activities:
        Payments for property and equipment                    (6,434)     (3,466)
-------------------------------------------------------------------------------------
                Net cash (used in) investing activities        (6,434)     (3,466)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
        Change in short-term debt                                  27         (14)
        Issuance of common stock                               92,369           0
        Dividend paid to parent                               (73,744)          0
        Capital contribution                                    3,582       7,930
        Change in long-term debt                                    0        (943)
-------------------------------------------------------------------------------------
                 Net cash provided by financing activities     22,234       6,973
-------------------------------------------------------------------------------------
Net  (decrease) increase in cash and cash equivalents          (4,649)      7,392
Cash and cash equivalents at beginning of period               24,682      12,533
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 20,033    $ 19,925
=====================================================================================
Supplemental cash flow information:
        Non-cash investing activity
             Accrued Supplemental
                  Contingent Payment                         $  2,500

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


----------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.
----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                            Common Stock                      Additional
                                                          ------------------------------       Paid-in           Retained
                                                             Shares           Amount           Capital           Earnings
--------------------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 31, 1998                                  12,550      $     126        $     76,522        $  13,443

Capital contribution                                                                             12,475

Net earnings                                                                                                       9,482

                                                          ----------------------------------------------------------------
BALANCES AT JANUARY 30, 1999                                  12,550            126              88,997           22,925

Dividend paid to parent                                                                         (46,498)         (27,246)

Sale of common stock under public offering                     5,600             56              92,313

Net earnings                                                                                                       4,740

Capital contribution                                                                              3,582
                                                          ----------------------------------------------------------------
BALANCES AT JULY 31, 1999                                     18,150      $     182        $    138,394        $     419
                                                          ================================================================

Interim data subject to year end audit.


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies:

The Company's consolidated financial statements and the notes to the consolidated financial statements in the Registration Statement on Form S-1 contains a summary of significant accounting policies. The same accounting policies are followed in the preparation of interim reports.

In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company believes this statement will have no significant impact on the Company's consolidated financial statements.


Intangible Assets:

The fair value of the intangible assets of businesses acquired are amortized using the straight-line method over 18 to 22 years. Accumulated amortization for these assets was $11.5 million and $7.6 million at July 31, 1999 and August 1, 1998, respectively.


Income Taxes:

The provision for income tax expense for the second half of fiscal 1999 was $3.5 million, of which $3.2 million is current taxes and $0.3 million in deferred taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Net Earnings Per Common Share:

Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

Major Customers:

For the second quarter ended July 31, 1999 and August 1, 1998, one customer, American Medical Security, Inc., represented $25.5 million and $17.7 million, respectively, in net sales. This represents 11.8% of net sales for each period. ProVantage's contract with American Medical Security for pharmacy benefit management services terminates on July 1, 2000. As of September 13, 1999, ProVantage is engaged in the bidding process to provide pharmacy benefit management services to American Medical Security after July 1, 2000. For a more complete description of ProVantage's relationship with American Medical Security and the possible affect on Provantage of the loss of one or more significant customers, see ProVantange's Registration Statement on Form S-1 (Reg. No. 333-71743).

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 31, 1999 and August 1, 1998 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Significant Events:

Prior to completion of ProVantage's initial public offering on July 19, 1999, ProVantage Health Services, Inc. ("ProVantage") was a wholly-owned subsidiary of ProVantage Holdings, Inc. which in turn was wholly-owned by ShopKo Stores, Inc. ("ShopKo"). The Company issued 5,600,000 shares of common stock at a public offering price of $18.00 per share in its initial public offering. Another 840,000 shares were sold by ShopKo to cover over-allotments. ShopKo currently owns approximately 64.5% of ProVantage's stock. ProVantage retained $20.0 million of the net proceeds which it will use for working capital, capital expenditures and other general corporate purposes. Approximately $73.7 million in proceeds from the initial public offering was paid to ShopKo as payment of a dividend declared prior to the offering.

Subsequent Events:

On August 10, 1999 Avatex Corporation exercised its supplemental cash payment right relating to the Company's 1996 acquisition of CareStream ScripCard from Avatex. Avatex's supplemental cash payment right was for an amount equal to 1.5% of the Company's market value, subject to a maximum of $5 million. In August 1999, ProVantage made a payment to Avatex of $5 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in one business segment, health benefit management. The following table sets forth items from the Company's unaudited consolidated financial statements for the second quarter of fiscal 1999 and 1998 as a percentage of net sales:



                                                               Second Quarter                     First Half
                                                               --------------                     ----------
                                                        Fiscal           Fiscal            Fiscal          Fiscal
                                                         1999             1998              1999            1998
                                                         ----             ----              ----            ----

Net sales                                                 100.0 %          100.0  %          100.0 %         100.0 %

Costs and expenses
     Cost of sales                                         93.6             92.6              93.6            92.7
     Selling, general and administrative expenses           3.6              4.0               3.6             4.0
     Depreciation and amortization expenses                 1.0              1.2               1.0             1.1
                                                      ----------      -----------       -----------      ----------
                                                           98.2             97.8              98.2            97.8

Income from operations                                      1.8              2.2               1.8             2.2
Interest income - net                                       0.1              0.1               0.1             0.1
                                                      ----------      -----------       -----------      ----------

Earnings before income taxes                                1.9              2.3               1.9             2.3

Provision for income taxes                                  0.8              1.0               0.8             1.0
                                                      ----------      -----------       -----------      ----------

Net earnings                                                1.1 %            1.3  %            1.1 %           1.3 %
                                                      ==========      ===========       ===========      ==========

Net Sales

Net sales for the second quarter of fiscal 1999 increased $65.9 million, or 44.2% to $214.9 million. This increase is due primarily to internally generated growth in claims processing and mail pharmacy. Sales from pharmacy claims processing increased $54.3 million, or 41.1%. This increase reflects a 28.9% increase in number of claims processed and a 9.5% increase in the average revenue per claim processed. Sales from ProVantage's mail pharmacy services increased $11.1 million, or 74.0%, reflecting a 48.5% increase in the number of prescriptions dispensed and a 17.5% increase in the average revenue per prescription dispensed.

Gross Margin:

Gross profit, calculated as net sales less cost of sales, for the second quarter of fiscal 1999 increased $2.8 million, or 25.4%, compared to the second quarter of fiscal 1998. This increase is principally attributable to a $1.4 million increase in gross profit associated with mail pharmacy services, and a $1.0 million increase in gross profit associated with claims processing. ProVantage's gross margins were 6.4% for the second quarter of fiscal 1999 and 7.4% for the second quarter 1998. For the first half of fiscal 1999, gross margin was 6.4% compared with 7.3% for the same period last year. The decrease in gross margin as a percent of sales is primarily attributable to increasing prescription drug costs and the addition of larger clients with lower average transaction fees.


Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the second quarter of fiscal 1999 increased $1.8 million, or 30.1% to $7.8 million. This increase relates to additional personnel to support transaction growth and continued investment in health information technology and clinical products and services. As a percentage of net sales, selling, general, and administrative expenses were 3.6% in the second quarter and first half of fiscal 1999 compared to 4.0% in the second quarter and first half of fiscal 1998. This decrease as a percentage of sales is primarily due to the leveraging of fixed costs against increased sales volume.

Depreciation and amortization expenses for the second quarter of fiscal 1999 increased $0.3 million, or 18.5% to $2.1 million. This increase is attributable to increased goodwill amortization related to ProVantage's business acquisitions and increased software amortization. As a percent of net sales, depreciation and amortization expenses were 1.0% for the second quarter and first half of 1999 compared to 1.2% and 1.1% for the second quarter and second half of fiscal 1998, respectively.


Liquidity and Capital Resources:

The Company relies primarily on cash generated from operations and the proceeds of the Company's initial public offering, with any remaining funding requirements being met from short-term borrowings from ShopKo. Cash provided from net earnings before depreciation and amortization was $8.9 million for the first half of fiscal 1999 compared to $6.9 million for the same period last year.

As of July 31, 1999, the Company had a $25.0 million credit agreement with ShopKo. No borrowings were outstanding under the credit agreement as of July 31, 1999. Funds generated from the initial public offering and operations, and if necessary, the revolving credit facility or other short-term borrowings, are expected to fund the projected working capital needs and total capital expenditures through fiscal 1999. The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $6.4 million on capital expenditures in the first half of fiscal 1999, compared to $3.5 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending January 29, 2000 are anticipated to approximate $15 to $20 million, the majority of which would relate to replacement of the Company's retail network processing system and continued enhancements and development in its suite of health information technology products. These amounts exclude any capital that may be required for acquisitions of businesses. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company expects to continue its internal growth and may also consider the acquisition of health services businesses. Such plans may be reviewed and revised from time-to-time in light of changing conditions. Depending upon the size and structure of any such acquisition, ProVantage may require additional capital resources. ProVantage believes that adequate sources of capital will be available.

On August 2, 1996, ProVantage completed the acquisition of CareStream ScripCard from Avatex Corporation, formerly known as FoxMeyer Health Corporation. CareStream ScripCard is a prescription benefit management company and its operations have been integrated with ProVantage. The initial purchase price was $30.5 million in cash, plus a supplemental cash payment. At the date of acquisition, the present value of the minimum supplemental cash payment, $2.4 million, was recorded as additional purchase price. If Avatex exercises its right to the supplemental cash payment within the prescribed time frame after the close of the offering, the supplemental cash payment will be an amount equal to 1.5% of ProVantage's market value subject to a minimum of $2.5 million and a maximum of $5.0 million. Avatex is entitled to $5.0 million if ShopKo sells a majority of ProVantage's common stock, other than in a public offering or public distribution, of if ShopKo buys a competing business or if ProVantage disposes of a substantial portion of its business. In August 1999, the Company paid $5.0 million to Avatex. Such additional purchase price will be amortized over a period of 15 to 18 years.

On August 20, 1997, ProVantage acquired PharMark, a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia, from M. Lee Morse and Aida A. LeRoy. Mr. Morse and Dr. LeRoy were employed by ProVantage from August 20, 1997 to January 31, 1999 pursuant to employment agreements entered into in conjunction with the acquisition. The purchase price for Pharmark was approximately $15.2 million, of which $14.2 million has been paid in cash and a total of $1.0 million was paid in August 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on the fair market value of ProVantage's outstanding common stock. No payment will be due if the fair market value is $250.0 million or less at the measurement date; the full $8.0 million will be due if the value equals or exceeds $500.0 million at the measurement date; and a pro rata portion of the $8.0 million contingent payment will be due if the value is between $250.0 million and $500.0 million at the measurement date. The contingent payments, if any, will be due, and the ultimate amount of the payment calculated, on the first to occur of August 20, 2002 and the date on which ShopKo and its affiliates cease to own at least a majority of ProVantage's outstanding common stock. The contingent payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years. The contingent payments may be made, at ProVantage's election, in either cash, ShopKo common stock, ProVantage common stock or any combination thereof; provided, however, that any stock used for such payments must be traded on a national securities exchange or the Nasdaq National Market. If the contingent payments are made in ShopKo or ProVantage common stock, the sellers have the right to require the issuer of the stock to register the stock for sale under the Securities Act. The sellers also have the right to have the shares of common stock they receive as contingent payment included in registration statements filed under the Securities Act by the issuer. The employment agreements entered into in conjunction with the acquisition of PharMark were mutually terminated as of January 31, 1999. Payments of approximately $1.1 million were paid to Mr. Morse and Dr. LeRoy at the time of termination.


Year 2000:

State of Readiness

In order to address Year 2000 compliance, ProVantage has initiated a comprehensive project designed to eliminate or minimize any business disruption associated with potential date processing problems in its information technology systems, as well as its non-information technology systems. The project consists of five phases: company awareness, assessment, strategy and work plan development, renovation and testing. ProVantage has completed the first three phases for both information technology and non-information technology systems, is nearly complete with the fourth phase, that is, renovation, and is actively engaged in the fifth stage of testing.

With respect to information technology systems, approximately 90 percent of ProVantage's critical business systems are currently compliant, approximately 5 percent of them will be retired and approximately 5 percent are in the process of being renovated. With respect to non-information technology systems, the assessment phase indicated a need for only minor renovation work. For both information technology and non-information technology systems, the renovation phase currently underway is expected to be completed in the third quarter of fiscal 1999. The testing phase for both information technology and non-information technology systems is planned to be completed in the third quarter of fiscal 1999.

As part of its Year 2000 project, ProVantage has initiated communications with substantially all of its vendors and services suppliers to assess their state of Year 2000 readiness. A significant percentage of its important vendors have responded in writing to ProVantage's Year 2000 readiness inquiries. ProVantage plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or onsite visits as deemed appropriate. Despite ProVantage's diligence, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.

Costs

ProVantage estimates that it will incur internal and external expenses of $0.8 to $1.0 million in conjunction with the Year 2000 compliance project of which approximately $0.8 million had been incurred as of July 31, 1999. Of this amount, $0.4 million was incurred in fiscal 1998, and $0.4 million was incurred in the first half of fiscal 1999.


Risks

With respect to the risks associated with its information technology and non-information technology systems, ProVantage believes that the most reasonably likely worst case scenario is that ProVantage will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. ProVantage also believes that these problems will not be overwhelming and will not have a material effect on ProVantage's operations or financial results. However, despite our compliance program we may have overlooked or otherwise not remedied Year 2000 issues which may have a material adverse effect on us.

With respect to the risks associated with third parties, ProVantage believes that the most reasonably likely worst case scenario is that some of ProVantage's vendors will not be compliant. Management also believes that the number of such vendors will have been minimized by ProVantage's program of identifying non-compliant vendors and replacing or jointly developing alternative supply or delivery solutions prior to the Year 2000.

ProVantage also designs, licenses, and sells software products to third parties. While ProVantage has taken steps to ensure the readiness of this software and believes it to be compliant, ProVantage cannot be certain that the software will operate error free, or that ProVantage will not be subject to litigation, whether the software operates error free or not. However, ProVantage believes that based on its efforts to ensure compliance, and the terms and conditions of its software licensing contracts, it is not reasonably likely that ProVantage will be subject to litigation which will have a material adverse effect on the Company.

ProVantage has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, ProVantage has made the assumption that our customers, government agencies, utility companies, and national telecommunications providers will continue to operate. Their failure to remedy their Year 2000 problems could have a material adverse effect on ProVantage's results of operations and ability to operate, but ProVantage has little, if any, ability to influence such an outcome.


Contingency Plans

ProVantage has substantially completed contingency plans to handle the most reasonably likely worst case scenarios described above. ProVantage intends to complete the contingency plans for these scenarios during the third quarter of fiscal 1999.

Year 2000 Readiness Statements

To allow its customers and suppliers an opportunity to assess ProVantage's state of readiness for the Year 2000, ProVantage maintains a Year 2000 web page at www.provantageinc.com. Statements made or contained in this 10-Q or on our web page are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271), to the fullest extent permitted by law.


Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.


Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans, acquisition plans, the awarding of contracts, and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Registration Statement on Form S-1 (Reg. No. 333-71743) or as may be described from time-to-time in the Company's subsequent SEC filings.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Registration Statement on Form S-1 (Reg. No. 333-71743). There have been no material changes in the Company's quantitative or qualitative exposure to market risk from that described in the Registration Statement.

                           PART II - OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds
------    -----------------------------------------

(a)            Not applicable.

(b)            Not applicable.

(c)            Not applicable

(d) The Registrant's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on July 8, 1999 (File No. 333-71743), and the initial public offering of the Registrant's Common Stock, par value $0.01 per share (together with the attached Preferred Stock Purchase Rights), began on July 14, 1999. All of the 5,600,000 shares offered by the Registrant, and all of the 840,000 shares subject to an over-allotment option granted by ShopKo Stores, Inc. to the underwriters, were sold on July 19, 1999. The managing underwriters for the Registrant's initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc. William Blair & Company, L.L.C. and Lehman Brothers Inc. The number of shares of Common Stock registered under the Registrant's Form S-1 was 6,440,000 shares (which includes 345,000 shares registered under the Registrant's Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended), which includes 840,000 shares registered for the account of ShopKo; the aggregate price of the offering amount registered was $115,920,000 which includes $15,120,000 registered for the account of ShopKo; the amount of shares of Common Stock sold was 6,440,000 which includes 840,000 shares sold for the account of ShopKo; and the aggregate offering price of the Common Stock sold was $115,920,000, which includes $15,120,000 sold for the account of ShopKo.

               From July 14, 1999 through July 31, 1999, the Registrant incurred the following expenses in connection with the issuance and distribution of the Common Stock registered: $7,056,000 in underwriting discounts (which does not include $1,058,400 in underwriting discounts incurred by ShopKo in connection with the underwriters' exercise of the over-allotment option on July 19,
               1999); and approximately $1,375,000 in other expenses (this figure represents a reasonable estimate of the amount of expenses incurred). None of such payments were made directly or indirectly to directors, officers, ten percent owners of the Registrant or affiliates of the Registrant.

               The net proceeds from the initial public offering to the Registrant, after deducting the underwriting discounts, were $93,744,000. From July 19, 1999 through July 31, 1999, the
               Registrant used approximately $73,744,000 of the proceeds received in connection with the initial public offering to repay a portion of a demand promissory note issued by the Registrant to ShopKo, the Registrant's parent company. The remaining $20,000,000 was invested in high grade short-term investments as of July 31, 1999.

Item 5:        Other Information

On August 16, 1999, Terry R. Thompson, Chairman and Chief Executive Officer of Medical Logistics, based in Totowa, New Jersey, joined the Company's Board of Directors. Medical Logistics provides transportation and logistics service to institutional pharmacies, drug wholesalers, clinical laboratories and other health care entities exclusively. The addition of Mr. Thompson, as a Class I director, increases the size of the Company's Board from five to six members. Mr. Thompson's initial term on the board will expire at ProVantage's annual meeting of shareholders in 2000, where he is expected to stand for reelection.

Mr. Thompson founded Medical Logistics in March of 1997 as Chief Executive Officer. Prior to this, Thompson served as the Executive Vice President, Business Operations and Director for Merit Behavioral Care Corporation, Inc. Mr. Thompson is originally from Tennessee and earned a bachelor's degree from Memphis State University.


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits.

          4.1 Rights Agreement between the Registrant and Norwest Bank Minnesota, N.A. dated as of March 12, 1999.

          10.1 Indemnification and Hold Harmless Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

          10.2 Tax Matters Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

          10.3 Credit Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

          10.4 Registration Rights Agreement dated as of July 19, 1999 between the Registrant and ProVantage Holdings, Inc.

          10.5      Information Technology Services Agreement dated as of
                    July 19, 1999 between the Registrant and ShopKo Stores, Inc.

          10.6 Administrative Services Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

          11        Computation of Earnings Per Common and Common Equivalent
                    Share.

          27        Financial Data Schedule.


     (b)  Reports on Form 8-K.

     The Company filed Current Reports on Form 8-K in the second quarter of fiscal 1999 as follows:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PROVANTAGE HEALTH SERVICES, INC.
                                    (Registrant)


Date:  September 13, 1999       By: /s/ Patricia A. Nussle
                                    ---------------------------------------
                                    Patricia A. Nussle
                                    Vice President Legal Affairs and Secretary
                                    (Duly Authorized Officer of Registrant)


Date:  September 13, 1999       By: /s/ Peter J. Beste
                                    ----------------------------------------
                                    Peter J. Beste
                                    Vice President and Controller
                                    (Chief Accounting Officer and Duly
                                    Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                        PROVANTAGE HEALTH SERVICES, INC.
                                   10-Q REPORT


Exhibit                                                                       Sequential
Number                        Exhibit                                         Page Number
------                        -------                                         -----------
4.1          Rights Agreement between the Registrant and Norwest
             Bank Minnesota, N.A. dated as of March 12, 1999.

10.1 Indemnification and Hold Harmless Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

10.2         Tax Matters Agreement dated as of July 19, 1999 between the
             Registrant and ShopKo Stores, Inc.

10.3         Credit Agreement dated as of July 19, 1999 between the
             Registrant and ShopKo Stores, Inc.

10.4 Registration Rights Agreement dated as of July 19, 1999 between the Registrant and ProVantage Holdings, Inc.

10.5 Information Technology Services Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

10.6 Administrative Services Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc.

11           Computation of Earnings Per Common and Common
             Equivalent Share.

27           Financial Data Schedule.