Form 10-Q
period 1999-10-30
PROVANTAGE HEALTH SERVICES INC
filed 1999-12-10
CIK 1072471

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended October 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

Commission file number 1-14923
                       -------

                        PROVANTAGE HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 54-1508848
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

N19 W24130 Riverwood Drive, Waukesha, Wisconsin                 53188
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           262/312-3000
                                                  ------------------------------

Former name, former address and former fiscal year, if changed since last report:

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of December 8, 1999 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------

     Common Shares                                        18,150,000

     Exhibit Index                                        Page 1 of Page 19
     on Page 19

                        PROVANTAGE HEALTH SERVICES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 30, 1999

                                      INDEX


                                                                            Page
                                                                            ----

Part I   Item 1 - Financial Statements

                  Consolidated Statements of Net Earnings for the 13         3
                  weeks ended October 30, 1999 and October 31, 1998

                  Consolidated Statements of Net Earnings for the 39         4
                  weeks ended October 30, 1999 and October 31, 1998

                  Consolidated Balance Sheets as of October 30, 1999,        5
                  and January 30, 1999

                  Consolidated Statements of Cash Flows for the 39           6
                  weeks ended October 30, 1999 and October 31, 1998

                  Consolidated Statements of Stockholders' Equity for        7
                  the 39 weeks ended October 30, 1999 and for the period ended January 30, 1999

                  Notes to Consolidated Financial Statements               8-9

         Item 2 - Management's Discussion and Analysis of Financial      10-15
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure About             15
                  Market Risk

Part II  Item 2 - Changes in Securities and Use of Proceeds                 16

         Item 5 - Other Information                                         16

         Item 6 - Exhibits and Reports on Form 8-K                          17

         Signatures                                                         18

                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


CONSOLIDATED STATEMENTS OF NET EARNINGS

---------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                                            Third Quarter (13 Weeks)
                                                                                     Ended
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                      October 30,         October 31,
                                                                          1999               1998             % Increase
---------------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)

Revenues                                                             $      225,872      $     164,785                37.1
Costs and expenses:
       Cost of revenues                                                     211,312            153,151
       Selling, general and administrative expenses                           8,094              6,300
       Depreciation and amortization expenses                                 2,213              1,735
                                                                     ---------------     --------------
                                                                            221,619            161,186                37.5
                                                                     ---------------     --------------

Income from operations                                                        4,253              3,599                18.2
Interest income - net                                                           276                 25
                                                                     ---------------     --------------


Earnings before income taxes                                                  4,529              3,624                25.0
Provision for income taxes                                                    1,924              1,580
                                                                     ---------------     --------------


Net Earnings                                                         $        2,605      $       2,044                27.4
                                                                     ===============     ==============



Basic net earnings per common share                                  $         0.14      $        0.16
                                                                     ===============     ==============

Weighted average number of common shares
       outstanding                                                           18,150             12,550


Diluted net earnings per common share                                $         0.14      $        0.16
                                                                     ===============     ==============


Adjusted weighted average number of common
       shares outstanding                                                    18,150             12,550

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET EARNINGS

---------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                                             Year To Date (39 weeks)
                                                                                      Ended
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                       October 30          October 31
                                                                          1999                1998            % Increase
---------------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
Revenues                                                             $      655,714      $      459,545               42.7
Costs and expenses:
       Cost of revenues                                                     613,541             426,466
       Selling, general and administrative expenses                          23,665              18,067
       Depreciation and amortization expenses                                 6,404               4,933
                                                                     ---------------     ---------------
                                                                            643,610             449,466               43.2
                                                                     ---------------     ---------------

Income from operations                                                       12,104              10,079               20.1
Interest income - net                                                           680                 213
                                                                     ---------------     ---------------


Earnings before income taxes                                                 12,784              10,292               24.2
Provision for income taxes                                                    5,439               4,512
                                                                     ---------------     ---------------


Net Earnings                                                         $        7,345      $        5,780               27.1
                                                                     ===============     ===============



Basic net earnings per common share                                  $         0.50      $         0.46
                                                                     ===============     ===============

Weighted average number of common shares
       outstanding                                                           14,761              12,550


Diluted net earnings per common share                                $         0.50      $         0.46
                                                                     ===============     ===============


Adjusted weighted average number of common
       shares outstanding                                                    14,764              12,550



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                          October 30,            January 30,
ASSETS                                                                        1999                   1999
----------------------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                           $     14,164           $      24,680
      Receivables, less allowances for losses of
         $1,372 and $1,314, respectively                                       114,358                  83,483
      Pharmaceutical inventories                                                 3,577                   3,121
      Other current assets                                                       2,506                   2,343
                                                                          -------------          --------------
           Total current assets                                                134,605                 113,627


Other assets - net                                                               3,312                   3,295
Intangible assets - net                                                         65,617                  66,053
Property and equipment - net                                                    22,372                  15,276
                                                                          -------------          --------------
           Total assets                                                   $    225,906           $     198,251
                                                                          =============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------


Current liabilities:
      Short-term debt                                                     $        -             $         968
      Accounts payable - trade                                                  50,657                  65,566
      Accounts payable - ShopKo Stores, Inc.                                    10,308                     -
      Accrued liabilities                                                       16,258                  13,199
                                                                          -------------          --------------
           Total current liabilities                                            77,223                  79,733


Deferred income taxes                                                            3,792                   3,521
Minority interest                                                                3,291                   2,949
Stockholders' equity:
      Common stock                                                                 182                     126
      Additional paid-in capital                                               138,394                  88,997
      Retained earnings                                                          3,024                  22,925
                                                                          -------------          --------------
      Total stockholders' equity                                               141,600                 112,048
                                                                          -------------          --------------
              Total liabilities and stockholders' equity                  $    225,906           $     198,251
                                                                          =============          ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                                 Year to Date (39 Weeks) Ended
-------------------------------------------------------------------------------------------------------------
(In thousands)
                                                             October 30,                  October 31,
                                                                1999                         1998
-------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Cash flows from operating activities:
        Net earnings                                         $  7,345                      $  5,780
        Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation and amortization                       6,404                         4,933
            Provision for losses on receivables                   583                           429
            Deferred income taxes                                 256                             1
            Change in assets and liabilities:
               Receivables                                    (31,116)                      (13,268)
               Pharmaceutical inventories                        (456)                         (910)
               Other current assets                              (148)                       (1,905)
               Other assets                                       (57)                         (480)
               Accounts payable                                (4,601)                      (10,572)
               Accrued liabilities                              5,559                        (1,052)
-------------------------------------------------------------------------------------------------------------
                Net cash (used in) operating activities       (16,231)                      (17,044)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Payments for property and equipment                   (10,524)                       (6,002)
        Business acquisitions, net of cash acquired            (5,000)                         (943)
-------------------------------------------------------------------------------------------------------------
                Net cash (used in) investing activities       (15,524)                       (6,945)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Change in short-term debt                                (968)                          (13)
        Issuance of common stock                               92,369                           -
        Dividend paid to parent                               (73,744)                          -
        Capital contribution                                    3,582                        12,762
        Change in long-term debt                                  -                            (913)
-------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities     21,239                        11,836
-------------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                   (10,516)                      (12,153)
Cash and cash equivalents at beginning of period               24,680                        12,533
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 14,164                      $    380
=============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.
----------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

                                                            Common Stock
                                                    ----------------------------   Additional
                                                                                     Paid-in           Retained
                                                     Shares           Amount         Capital           Earnings
----------------------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 31, 1998                         12,550        $     126        $  76,522         $  13,443

Capital contribution                                    -                -             12,475               -

Net earnings                                            -                -                -               9,482
                                                ----------------------------------------------------------------
BALANCES AT JANUARY 30, 1999                         12,550              126           88,997            22,925

Dividend paid to parent                                 -                -            (46,498)          (27,246)

Sale of common stock under public offering            5,600               56           92,313               -

Net earnings                                            -                -                -               7,345

Capital contribution                                    -                -              3,582               -

                                                ----------------------------------------------------------------
BALANCES AT OCTOBER 30, 1999                         18,150        $     182        $ 138,394         $   3,024
                                                ================================================================




Interim data subject to year end audit.


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies:

The Company's consolidated financial statements and the notes to the consolidated financial statements in the Registration Statement on Form S-1 contain a summary of significant accounting policies. The same accounting policies are followed in the preparation of interim reports.

In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company believes this statement will have no significant impact on the Company's consolidated financial statements.

Intangible Assets:

The fair value of the intangible assets of businesses acquired are amortized using the straight-line method over 18 to 22 years. Accumulated amortization for these assets was $12.3 million and $8.4 million at October 30, 1999 and October 31, 1998, respectively.

Income Taxes:

The provision for income tax expense for the first three quarters of fiscal 1999 was $5.4 million, of which $5.1 million is for current taxes and $0.3 million is for deferred taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Major Customers:

For the third quarter ended October 30, 1999 and October 31, 1998, one customer, American Medical Security, Inc., represented $26.1 million and $19.7 million, respectively, of the Company's net revenues. This represents 11.5% and 11.9% of net revenues in each period, respectively. The Company's current contract with American Medical Security for pharmacy benefit management services expires on July 1, 2000. The Company, as of December 10, 1999, is engaged in a bidding process to provide pharmacy benefit management services to American Medical Security after July 1, 2000. For a more complete description of the Company's relationship with American Medical Security and the possible effect on the Company of the loss of one or more significant customers, see the Company's Registration Statement on Form S-1 (Reg. No. 333-71743).

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 30, 1999 and October 31, 1998 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Significant Events:

The Company, prior to completion of its initial public offering on July 19, 1999, was a wholly-owned subsidiary of ProVantage Holdings, Inc. which in turn was wholly-owned by ShopKo Stores, Inc. ("ShopKo"). The Company issued 5,600,000 shares of common stock at a public offering price of $18.00 per share in its initial public offering. An additional 840,000 shares were sold by ShopKo to cover over-allotments. ShopKo currently owns approximately 64.5% of the Company's stock. The Company retained $20.0 million of the net proceeds which it will use for working capital, capital expenditures and other general corporate purposes. Approximately $73.7 million in proceeds from the initial public offering was paid to ShopKo as payment of a dividend declared prior to the offering.

On August 10, 1999, Avatex Corporation exercised its supplemental cash payment right relating to the Company's 1996 acquisition of CareStream ScripCard from Avatex. Avatex's supplemental cash payment right was for $5.0 million which was paid to Avatex in August 1999. This payment was capitalized as additional purchase price and will be amortized over 18 years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in one business segment, health benefit management. The following table sets forth items from the Company's unaudited consolidated financial statements for the third quarter and first three quarters of fiscal 1999 and 1998 as a percentage of net sales:

                                                                        Third Quarter            Third Quarter YTD
                                                                        -------------            -----------------
                                                                    Fiscal        Fiscal        Fiscal       Fiscal
                                                                     1999          1998          1999         1998
                                                                     ----          ----          ----         ----
Revenues                                                              100.0 %      100.0 %       100.0 %      100.0 %

Costs and expenses
     Cost of revenues                                                  93.5         92.9          93.6         92.8
     Selling, general and administrative expenses                       3.6          3.8           3.6          3.9
     Depreciation and amortization expenses                             1.0          1.1           1.0          1.1
                                                                  ----------   ----------   -----------   ----------
                                                                       98.1         97.8          98.2         97.8

Income from operations                                                  1.9          2.2           1.8          2.2
Interest income - net                                                   0.1          -             0.1          -
                                                                  ----------   ----------   -----------   ----------

Earnings before income taxes                                            2.0          2.2           1.9          2.2

Provision for income taxes                                              0.9          1.0           0.8          1.0
                                                                  ----------   ----------   -----------   ----------

Net earnings                                                            1.1 %        1.2 %         1.1 %        1.2 %
                                                                  ==========   ==========   ===========   ==========

Revenues

Revenues for the third quarter of fiscal 1999 increased $61.1 million, or 37.1% to $225.9 million. This increase is due primarily to internally generated growth in claims processing and mail pharmacy. Revenues from pharmacy claims processing increased $50.3 million, or 34.9%. This increase reflects a 19.7% increase in the number of claims processed and a 12.7% increase in the average revenue per claim processed. Revenues from the Company's mail pharmacy services increased $11.2 million, or 64.4%, reflecting a 49.9% increase in the number of prescriptions dispensed and a 9.7% increase in the average revenue per prescription dispensed.

Gross Margin:

Gross margin, calculated as revenues less cost of revenues, for the third quarter of fiscal 1999 increased $2.9 million, or 25.2%, compared to the third quarter of fiscal 1998. This increase is principally attributable to a $1.2 million increase in gross profit associated with mail pharmacy services, and a $0.8 million increase in gross profit associated with claims processing. The Company's gross margin was 6.4% for the third quarter of fiscal 1999 and 7.1% for the third quarter 1998. Gross margin, for the first three quarters of fiscal 1999, was 6.4% compared with 7.2% for the same period last year. The decrease in gross margin as a percent of revenues is primarily attributable to increasing prescription drug costs and the addition of larger clients with lower average transaction fees.


Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the third quarter of fiscal 1999 increased $1.8 million, or 28.5% to $8.1 million. This increase relates to additional personnel to support transaction growth and continued investment in health information technology and clinical products and services. Selling, general, and administrative expenses, as a percentage of net sales, were 3.6% in the third quarter and year-to-date fiscal 1999 compared to 3.8% and 3.9% in the third quarter and year-to-date fiscal 1998, respectively. These decreases as a percentage of revenues is primarily due to the leveraging of fixed costs against increased revenue volume.

Depreciation and amortization expenses for the third quarter of fiscal 1999 increased $0.5 million, or 27.6% to $2.2 million. This increase is attributable to increased goodwill amortization related to the Company's business acquisitions and increased amortization of capitalized software costs. Depreciation and amortization expenses, as a percent of net revenues, were 1.0% for the third quarter and year-to-date fiscal 1999 compared to 1.1% for the third quarter and year-to-date fiscal 1998.


Liquidity and Capital Resources:

The Company relies primarily on cash generated from operations and the proceeds of the Company's initial public offering, with any remaining funding requirements being met from short-term borrowings from ShopKo. Cash provided from net earnings before depreciation and amortization was $13.7 million for the first three quarters of fiscal 1999 compared to $10.7 million for the same period last year.

The Company, as of October 30, 1999, had $25.0 million of borrowing capability under a credit agreement facility maintained by ShopKo. No borrowings were outstanding under the credit agreement as of October 30, 1999. Funds generated from the initial public offering and operations, and if necessary, the ShopKo borrowing arrangement or other short-term borrowings, are expected to fund the projected working capital needs and capital expenditures through fiscal 1999. The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $10.5 million on capital expenditures in the first three quarters of fiscal 1999, compared to $6.0 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending January 29, 2000 are anticipated to approximate $16 to $18 million, the majority of which is expected to relate to replacement of the Company's retail network processing system and continued enhancements and development in its suite of health information technology products. These amounts exclude any capital that may be required for acquisitions of businesses. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company expects to continue its internal growth and may also consider the acquisition of health services businesses. Such plans may be reviewed and revised from time-to-time in light of changing conditions. Depending upon the size and structure of any such acquisition, the Company may require additional capital resources. The Company believes that adequate sources of capital will be available.

The Company, on August 2, 1996, completed the acquisition of CareStream ScripCard from Avatex Corporation, formerly known as FoxMeyer Health Corporation. CareStream ScripCard is a prescription benefit management company and its operations have been integrated into the Company. The initial purchase price was $30.5 million in cash, plus a supplemental cash payment. The present value of the minimum supplemental cash payment of $2.4 million, at the date of acquisition, was recorded as additional purchase price. In August 1999, Avatex exercised its right to the supplemental cash payment in the amount of $5.0 million which the Company paid in August 1999. Such additional purchase price will be amortized over a period of 18 years.

The Company, on August 20, 1997, acquired PharMark, a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million was paid in cash at time of acquisition with an additional $1.0 million paid in August 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on the fair market value of the Company's outstanding common stock. No payment will be due if the fair market value is $250 million or less at the measurement date. The full $8.0 million will be due if the value equals or exceeds $500 million at the measurement date; and a pro rata portion of the $8.0 million contingent payment will be due if the value is between $250 million and $500 million at the measurement date. The contingent payments, if any, will be due, and the ultimate amount of the payment calculated, on the first to occur of August 20, 2002 or the date on which ShopKo and its affiliates cease to own at least a majority of the Company's outstanding common stock. The contingent payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years. The contingent payments may be made, at the Company's election, in either cash, ShopKo common stock, the Company's common stock or any combination thereof; provided, however, that any stock used for such payments must be traded on a national securities exchange or the Nasdaq National Market. If the contingent payments are made in ShopKo or the Company's common stock, the sellers have the right to require the issuer of the stock to register the stock for sale under the Securities Act. The sellers also have the right to have the shares of common stock they receive as a contingent payment included in registration statements filed under the Securities Act by the issuer. The employment agreements entered into with the sellers in conjunction with the acquisition of PharMark were mutually terminated as of January 31, 1999, and payments of approximately $1.1 million were paid to the sellers at the time of termination.

Year 2000:

State of Readiness

In order to address Year 2000 compliance, the Company has initiated a comprehensive project designed to eliminate or minimize any business disruption associated with potential date processing problems in its information technology systems, as well as its non-information technology systems. The project consists of five phases: company awareness, assessment, strategy and work plan development, renovation and testing. ProVantage has completed all five phases for both information technology and non-information technology systems.

As part of its Year 2000 project, the Company has initiated communications with substantially all of its vendors and services suppliers to assess their state of Year 2000 readiness. A significant percentage of its important vendors have responded in writing to the Company's Year 2000 readiness inquiries. Despite the Company's diligence, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.

Costs

Internal and external expenses of $1.0 million were incurred in conjunction with the Year 2000 compliance project. Of this amount, $0.4 million was incurred in fiscal 1998, and $0.6 million was incurred in the first three quarters of fiscal 1999. The Company is not directly responsible for these costs since the costs for Year 2000 compliance are included in the payments to ShopKo under the information technology services agreement.


Risks

With respect to the risks associated with its information technology and non-information technology systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The Company also believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results. However, despite its compliance program, the Company may have overlooked or otherwise not remedied Year 2000 issues which may have a material adverse effect on it.

With respect to the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's vendors will not be compliant. Management also believes that the number of such vendors will have been minimized by the Company's program of identifying non-compliant vendors and replacing or jointly developing alternative supply or delivery solutions prior to the Year 2000.

The Company also designs, licenses, and sells software products to third parties. While the Company has taken steps to ensure the readiness of this software and believes it to be compliant, the Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure compliance, and the terms and conditions of its software licensing contracts, it is not reasonably likely that the Company will be subject to litigation which will have a material adverse effect on its operations.

The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that its customers, government agencies, utility companies, and national telecommunications providers will continue to operate. Their failure to remedy their Year 2000 problems could have a material adverse effect on the Company's results of operations and ability to operate, but the Company has little, if any, ability to influence such an outcome.


Contingency Plans

The Company has completed contingency plans to handle the most reasonably likely worst case scenarios described above.


Year 2000 Readiness Statements

To allow its customers and suppliers an opportunity to assess the Company's state of readiness for the Year 2000, the Company maintains a Year 2000 web page at www.provantageinc.com. Statements made or contained in this 10-Q or on its web page are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271), to the fullest extent permitted by law.

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

                           PART II - OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds

(a)            Not applicable.

(b)            Not applicable.

(c)            Not applicable

(d) The net proceeds to the Company from its initial public offering in July 1999 were $93,744,000. From July 19, 1999 through October 30, 1999, the Company used the net proceeds of the offering as follows:

               (i) approximately $73,744,000 was used to repay a portion of a demand promissory note issued to ShopKo;

               (ii) $5,000,000 was used to make payment on a supplemental cash payment right exercised by Avatex in connection with the Company's acquisition of CareStream ScripCard;

               (iii) $1,000,000 was used to make a payment due in connection with the Company's acquisition of PharMark; and

               (iv) the balance of the net proceeds was invested in high grade short-term securities

Item 5:    Other Information

           Beginning in October 1999, Robert J. Abramowski began serving as Senior Vice President and Chief Financial Officer. Mr. Abramowski will report directly to Jeffrey A. Jones, President and CEO. He will be a member of ProVantage's senior management and operating committees.

           Mr. Abramowski's financial management background includes 14 years of financial executive management with a major for-profit health care company. Mr. Abramowski served as Vice President and Controller with Extendicare Health Services for six years prior to being promoted in 1990 to the position of Vice President of Finance and CFO. Following his tenure with Extendicare, Mr. Abramowski served as Chief Financial Advisor to Americor Management Services, LLC. Mr. Abramowski also spent eleven years with Arthur Andersen & Company.

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         11       Computation of Earnings Per Common and Common
                  Equivalent Share.

         27       Financial Data Schedule.


    (b)  Reports on Form 8-K.

    The Company filed Current Reports on Form 8-K in the third quarter of fiscal 1999 as follows:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PROVANTAGE HEALTH SERVICES, INC.
                                      (Registrant)


Date:    December 10, 1999       By:  /s/ Patricia A. Nussle
                                      ---------------------------------------
                                      Patricia A. Nussle
                                      Vice President Legal Affairs and Secretary
                                      (Duly Authorized Officer of Registrant)


Date:    December 10, 1999       By:  /s/ Peter J. Beste
                                      ----------------------------------------
                                      Peter J. Beste
                                      Vice President and Controller
                                      (Chief Accounting Officer and Duly
                                         Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                        PROVANTAGE HEALTH SERVICES, INC.
                                   10-Q REPORT



Exhibit
Number                              Exhibit
------                              -------

11                Computation of Earnings Per Common and Common
                  Equivalent Share.

27                Financial Data Schedule.
