Form 10-Q/A
period 1999-10-30
PROVANTAGE HEALTH SERVICES INC
filed 2000-03-02
CIK 1072471

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

     Exhibit Index                                        Page 1 of Page 19
     on Page 19

                        PROVANTAGE HEALTH SERVICES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 30, 1999

                                      INDEX


                                                                            Page
                                                                            ----

Part I   Item 1 - Financial Statements

                  Consolidated Statements of Net Earnings for the 13         3
                  weeks ended October 30, 1999 and October 31, 1998

                  Consolidated Statements of Net Earnings for the 39         4
                  weeks ended October 30, 1999 and October 31, 1998

                  Consolidated Balance Sheets as of October 30, 1999,        5
                  and January 30, 1999

                  Consolidated Statements of Cash Flows for the 39           6
                  weeks ended October 30, 1999 and October 31, 1998

                  Consolidated Statements of Stockholders' Equity for        7
                  the 39 weeks ended October 30, 1999 and for the period ended January 30, 1999

                  Notes to Consolidated Financial Statements               8-9

         Item 2 - Management's Discussion and Analysis of Financial      10-15
                  Condition and Results of Operations

Part II  Item 6 - Exhibits and Reports on Form 8-K                          17

         Signatures                                                         18

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
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                          October 30,            January 30,
ASSETS                                                                        1999                   1999
----------------------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                           $     42,527           $      24,680
      Receivables, less allowances for losses of
         $1,372 and $1,314, respectively                                       114,358                  83,483
      Pharmaceutical inventories                                                 3,577                   3,121
      Other current assets                                                       2,506                   2,343
                                                                          -------------          --------------
           Total current assets                                                162,968                 113,627


Other assets - net                                                               3,312                   3,295
Intangible assets - net                                                         65,617                  66,053
Property and equipment - net                                                    22,372                  15,276
                                                                          -------------          --------------
           Total assets                                                   $    254,269           $     198,251
                                                                          =============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------


Current liabilities:
      Short-term debt                                                     $        -             $         968
      Accounts payable - trade                                                  79,020                  65,566
      Accounts payable - ShopKo Stores, Inc.                                    10,308                     -
      Accrued liabilities                                                       16,258                  13,199
                                                                          -------------          --------------
           Total current liabilities                                           105,586                  79,733


Deferred income taxes                                                            3,792                   3,521
Minority interest                                                                3,291                   2,949
Stockholders' equity:
      Common stock                                                                 182                     126
      Additional paid-in capital                                               138,394                  88,997
      Retained earnings                                                          3,024                  22,925
                                                                          -------------          --------------
      Total stockholders' equity                                               141,600                 112,048
                                                                          -------------          --------------
              Total liabilities and stockholders' equity                  $    254,269           $     198,251
                                                                          =============          ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------
ProVantage Health Services, Inc.                                 Year to Date (39 Weeks) Ended
-------------------------------------------------------------------------------------------------------------
(In thousands)
                                                             October 30,                  October 31,
                                                                1999                         1998
-------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Cash flows from operating activities:
        Net earnings                                         $  7,345                      $  5,780
        Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation and amortization                       6,404                         4,933
            Provision for losses on receivables                   583                           429
            Deferred income taxes                                 256                             1
            Change in assets and liabilities:
               Receivables                                    (31,116)                      (13,268)
               Pharmaceutical inventories                        (456)                         (910)
               Other current assets                              (148)                       (1,905)
               Other assets                                       (57)                         (480)
               Accounts payable                                23,762                       (10,572)
               Accrued liabilities                              5,559                        (1,052)
-------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating
                activities                                     12,132                       (17,044)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Payments for property and equipment                   (10,524)                       (6,002)
        Business acquisitions, net of cash acquired            (5,000)                         (943)
-------------------------------------------------------------------------------------------------------------
                Net cash (used in) investing activities       (15,524)                       (6,945)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Change in short-term debt                                (968)                          (13)
        Issuance of common stock                               92,369                           -
        Dividend paid to parent                               (73,744)                          -
        Capital contribution                                    3,582                        12,762
        Change in long-term debt                                  -                            (913)
-------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities     21,239                        11,836
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           17,847                       (12,153)
Cash and cash equivalents at beginning of period               24,680                        12,533
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 42,527                      $    380
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

The Company makes payments to its retail pharmacy network on the last day of each calendar month. Due to the Company's fiscal periods sometimes ending on dates other than at the end of a calendar month, the Company's reported cash and accounts payable - trade balances could vary significantly from period to period. For fiscal periods ending prior to the calendar month ending date, such as for the fiscal quarter ended October 30, 1999, the Company's reported cash and accounts payable - trade balances are higher than if the fiscal quarter had ended on October 31, 1999. This is due to payments not having been made to the retail pharmacy network prior to the end of the fiscal reporting period.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         11       Computation of Earnings Per Common and Common
                  Equivalent Share.*

         27       Financial Data Schedule.

     ------------
     *  Previously filed

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

                                      PROVANTAGE HEALTH SERVICES, INC.
                                      (Registrant)


Date:    February 29, 2000       By:  /s/ Patricia A. Nussle
                                      ---------------------------------------
                                      Patricia A. Nussle
                                      Vice President Legal Affairs and Secretary
                                      (Duly Authorized Officer of Registrant)


Date:    February 29, 2000       By:  /s/ Peter J. Beste
                                      ----------------------------------------
                                      Peter J. Beste
                                      Vice President and Controller
                                      (Chief Accounting Officer and Duly
                                         Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                        PROVANTAGE HEALTH SERVICES, INC.
                                   10-Q REPORT



Exhibit
Number                              Exhibit
------                              -------

11                Computation of Earnings Per Common and
                  Equivalent Share.*

27                Financial Data Schedule.


*Previously filed.