Form 10-K
period 2000-01-29
PROVANTAGE HEALTH SERVICES INC
filed 2000-04-21
CIK 1072471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[XX]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the fiscal year (52 weeks) ended January 29, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------
Commission file number 1-14923

                        PROVANTAGE HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its Charter)

         Delaware                                54-1508848
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        N19 W24130 Riverwood Drive, Waukesha Wisconsin          53188
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (262) 312-3000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
                  Title of each class                   which registered
         --------------------------------------      ---------------------------

         Common Stock, par value $0.01 per share      New York Stock Exchange

         Preferred Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X         No
                                       -------        -------


                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000 was approximately $139,528,125 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of March 31, 2000: 18,150,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 23, 2000.

--------------------------------------------------------------------------------

                            (Cover page 2 of 2 pages)

                                     PART I

Item 1.           BUSINESS

GENERAL

Background

     ProVantage was launched as a mail service pharmacy in 1993 by ShopKo Stores, Inc. ShopKo Stores, Inc. is a specialty discount retailer with pharmacies and optical centers in most of its retail stores. We have grown primarily through internal growth, but have also expanded through acquisitions and strategic alliances. In 1995, we acquired Bravell, Inc., a full-service pharmacy claims adjudication company. In 1996, we acquired CareStream ScripCard and also began to offer vision benefit management services. In 1997, we significantly expanded our clinical expertise and added to our databases with the acquisition of PharMark.

     ProVantage remained a wholly owned indirect subsidiary of ShopKo Stores, Inc. ("ShopKo") until July 19, 1999. ProVantage on July 19, 1999 sold shares of its common stock as part of an initial public offering. ShopKo's ownership interest was reduced to 64.5% as a result of the shares sold.

Company Overview

     We are a leading health benefit management company providing pharmacy benefit management and health information technology products. Our goal is to be the leading third-party supplier of products and services designed to optimize the quality and minimize the cost of healthcare services. As of January 2000, we provided services to over 3,000 customers, covering over 19 million people throughout the United States. Our pharmacy benefit management services cover approximately 5.0 million individuals and vision benefit management services cover approximately 542,000 individuals. Our healthcare information management and analytics intelligence products, which are designed to improve the quality of healthcare while reducing cost, are being used by our clients in programs covering over 13.6 million people. We have experienced significant growth since fiscal 1995, increasing revenues from $81.2 million to $902.4 million in fiscal 1999, representing a compound annual growth rate of approximately 83%.

     Pharmacy benefit management companies address the need of health plan sponsors to manage costs and to better understand the effect of pharmaceutical utilization on their membership. Our pharmacy benefit management products and services include plan design, administration of a network of over 50,000 retail pharmacies, electronic point-of-sale claims processing, mail pharmacy services, formulary administration/management, physician profiling and clinical services. More importantly, our products go beyond commonly available pharmacy benefit management offerings to include clinical services and information-based products which are used to track medical treatment and a patient's response to that treatment. These services give our customers the ability to assess the safety and effectiveness of healthcare practices and to identify the most effective treatments, potentially lowering overall costs.

     Our customers include healthcare payors, self-funded employers, third party health plan administrators, state and federal agencies and pharmaceutical manufacturers. We believe that our customers are increasingly seeking health management vendors that can help them reduce medical costs by identifying opportunities to improve outcomes. While pharmacy benefit management companies are in a unique position to fulfill this need, we believe that few of them are able to organize and analyze payor specific data regarding pharmaceutical use and medical encounters. We believe that our ability to integrate patient pharmacy and medical data allows our clients and us to assess overall healthcare results.

     One of our principal information-based services, which was launched in 1998, is our Internet based Advanced Therapeutic Intervention ("ATI") program. This program is designed to:

     - review a client's pharmaceutical utilization and medical diagnosis, claims and prescription data on an integrated basis,

     - identify prescribing patterns that exceed recommended periods of use, unnecessary drug duplication and over- and under-utilization,

     - identify specific patients who have been prescribed drugs that significantly increase the risk of hospitalization or other adverse medical events due to underlying medical conditions and multiple diseases, and

     - intervene with the treating physician or physicians to identify significant drug therapy related risks.

     The core of our ATI program is RationalMed, our clinical outcomes assessment software that analyzes our clients' medical and pharmaceutical data to identify problematic prescribing patterns. Under the direction of our physicians, our staff clinicians review the risk assessments generated by RationalMed, and intervene with the treating physicians. We demonstrate that our ATI program can be used to reduce medical errors and costs. These differentiated services allow us to increase sales to larger and more sophisticated customers.

     In addition to our pharmacy benefit management products and services, we have developed and continue to develop Internet-accessible health information technology products designed to assist in management of healthcare results. Certain of these products access our integrated database of pharmaceutical and medical claims data on over 13 million people, which we believe is one of the largest databases of its kind. We intend to broaden our product offering and cross-sell more advanced health information technology products to our more sophisticated clients. We believe that we have a competitive advantage over stand-alone healthcare information system companies because of our pharmacy benefit management relationships with payors, self-funded employers and third party health plan administrators.

     Our principal executive offices are located at N19 W24130 Riverwood Drive, Waukesha, WI 53188. Our telephone number is (262) 312-3000.

Industry Overview

     The Healthcare Financing Administration projects that healthcare expenditures will rise from $1.15 trillion in 1998 to $2.13 trillion by 2007, a compound annual growth rate of 7.1%. The managed care industry in the United States has experienced rapid growth in response to historical increases in healthcare costs. Payors have sought to minimize certain of these expenses by capturing economies of scale, controlling utilization and developing risk sharing strategies. Prescription drug costs represent the fastest growing component of healthcare costs according to an industry publication. Pharmaceutical sales in the United States are expected to increase at a compound annual growth rate of 14.5% and to reach approximately $173 billion in the year 2002. The major factors contributing to this trend include:

     - a substantial increase in the number of major new product launches due to a shorter FDA approval cycle,
     -    premium prices for new or branded products,
     -    increased expenditures for new drug development,
     -    an aging population, and
     -    increased demand driven by direct-to-consumer advertising.

     In response to increasing demand for pharmaceuticals, health benefit providers, such as payors and employers, have been searching for ways to better understand and control drug costs. Pharmacy benefit management companies help health benefit providers provide a cost effective drug benefit and better understand the impact of pharmaceutical use on total healthcare expenditures.

     In their most basic role as cost savers, pharmacy benefit management companies provide access to a network of retail pharmacies which have contractually agreed to provide pharmaceuticals at discounted rates. Pharmaceutical claims are electronically processed by the pharmacy benefit management companies from the point of sale, providing operating efficiencies. Pharmacy benefit management companies also secure volume discounts and rebate and formulary concessions from pharmaceutical manufacturers, which they generally share with their clients thereby lowering their clients' pharmaceutical costs. Such discounts, rebates and concessions are typically paid directly by the pharmacy benefit management companies to their clients. Formularies are lists of approved drugs available to health plan participants. Pharmacy benefit management companies also seek to influence behavior patterns by encouraging the substitution of generic products for more costly branded alternatives by lowering the co-payments from the plan member for generic products when available.

     These cost reduction strategies have become widely used in the healthcare industry in recent years, however, and payors are now seeking a more sophisticated approach to managing pharmaceutical expenditures which incorporates a focus on the quality and efficiency of care as opposed to solely on cost cutting. Rather than viewing pharmaceutical expenditures as discrete cost items, payors are beginning to seek an understanding of the effect that pharmaceutical treatment has on overall healthcare costs and patient care.

     We believe that prospective customers are increasingly selecting pharmacy benefit management companies based on their ability to identify both favorable and harmful prescribing patterns and to selectively intervene with physicians and patients to provide information resulting in improved healthcare outcomes and significantly lower costs. Pharmacy benefit management companies with the ability to access and derive meaningful conclusions from medical, pharmaceutical and diagnostic information will have a competitive advantage. While both payors and providers are intently focused on disease management, many do not have the scale, expertise and/or resources to internally develop the data warehouse, decision support tools and clinical therapeutic capabilities necessary to effectively manage overall healthcare results. Therefore, we believe that there is a substantial opportunity for organizations capable of providing information technology based solutions to this market.

Products and Services

     We provide prescription and vision benefit management services and healthcare information-based products and clinical services. We believe that our pharmacy benefit management services, in combination with our information-based products and services, result in a highly differentiated product offering with the potential to assess the effectiveness of healthcare services, identify ways of improving healthcare results, and lower pharmaceutical and, more importantly, overall medical costs.

     The following table sets forth our product and service revenues as percentages of consolidated net revenues. A majority of our revenues are derived from product sales. Product revenues include the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by us, sales from our mail service pharmacy and the cost of eyeglasses and contact lenses dispensed by optical centers participating in our vision benefit management network. Service revenues include administrative and dispensing fees associated with our pharmacy and vision benefit management services, and license and service fees for health information technology and clinical support services.


                                                              Fiscal Year Ended
                                              --------------------------------------------------

                                               January 29,       January 30,       January 31,
                                                   2000              1999              1998
                                              --------------    --------------    --------------

                     Products                      96.4%             95.6%             95.4%
                     Services                       3.6%              4.4%              4.6%
                                              --------------    --------------    --------------

                     Total Revenues               100.0%            100.0%            100.0%
                                              ==============    ==============    ==============


     Revenues from the dispensing of pharmaceuticals from our mail service pharmacy are recognized when the prescription is shipped. Revenues from claim processing fees and sales of prescription drugs and vision benefits by pharmacies and vision providers in our network are recognized when the claims are processed. When we provide pharmacy and vision benefits to members in health benefit plans sponsored by our clients and have an independent contractual obligation to pay our network pharmacy and vision providers for benefits provided to members in our clients' health benefit plans, we include payments from plan sponsors for these benefits as revenues. If we are only administering the plan sponsors' pharmacy benefit contract, we record only the administrative fees derived from the contract as revenue. Clinical and health information technology revenues are recognized as the services are performed and earned in accordance with contractual agreements.

     Most of our net earnings are derived from administrative fees and the portion of formulary concessions that we retain. Competitive pressures have caused us to share a greater portion of our formulary concessions with our clients. Formulary concessions retained in fiscal 1999 were $19.6 million. If formulary concessions decline because of reductions or the elimination of concessions by pharmaceutical manufacturers or because of increased sharing of concessions with our clients, then our earnings could be significantly and negatively impacted.

Healthcare Benefit Management Services

     We provide high quality, cost efficient pharmacy benefit management services to health plan sponsors. As of January 2000, we provided pharmacy benefit management services to approximately 5.0 million people and vision benefit management services to approximately 542,000 people for more than 3,000 customers. Our core client base has historically been small to mid-size employers, insurance companies, third party administrators, health maintenance organizations, and self-funded healthcare plan sponsors. We increasingly are marketing our pharmacy benefit management services to larger organizations based on our advanced clinical and information-based products and services.

     Pharmacy Benefit Management Services. Our pharmacy benefit management services include national retail pharmacy network administration, claims adjudication services, mail pharmacy service, formulary development and management and benefit plan design consultation. We manage a network of over 50,000 retail pharmacies to provide prescription drugs to health plan members. We contract with these pharmacies to fill prescriptions at predetermined, negotiated rates, which are significantly more favorable than typical retail prices, in exchange for designating them as network pharmacies. Health plan members can fill prescriptions at a network pharmacy in all 50 states, Puerto Rico and the Virgin Islands. We use on-line point-of-sale electronic claims processing with pharmacies for swift adjudication of pharmacy claims. When a member presents his or her identification card at any one of our network pharmacies, the pharmacist sends encrypted information electronically to us for processing. Before the prescription is filled, we provide to the pharmacist all pertinent member health plan and payment information necessary to fill the prescription. The information we provide to the pharmacist includes: an analysis of whether the member is eligible for benefits, the prescription benefits the member's health plan has selected, the member's co-payment obligation, the amount the pharmacy can expect to receive as reimbursement for its services, and a medication profile with information to warn the pharmacist of possible interactions, including drug-drug, drug-food, drug-age, and drug-pregnancy interactions.

     We are compensated for pharmacy benefit management services through processing fees, clinical service fees, formulary administration fees and reimbursement of the cost of the pharmaceuticals dispensed. In addition, various ancillary and information management fees may be charged.

     Our mail service pharmacy offers health plans and their members a cost-effective way to receive maintenance prescription drugs to treat chronic illnesses. Members mail their prescriptions, which typically provide for up to a three-month supply, to our mail service pharmacy, where we process and mail their prescriptions, typically within two business days of receipt. Our mail service pharmacy helps control prescription costs for health plan sponsors by buying drugs at volume discounts and dispensing generic drug products when appropriate. Our mail service pharmacy helps control overall healthcare costs with compliance programs such as calling the members when they neglect to refill important prescriptions. As of January 2000, our mail service pharmacy in Green Bay, Wisconsin dispensed and mailed approximately 100,000 prescriptions per month. Currently, customers representing over 65% of the number of people to whom we provide pharmacy benefit management services contract with us for access to pharmaceuticals through both our retail pharmacy network and our mail service pharmacy. In addition to our profits from the sale of the pharmaceuticals themselves, we are compensated for providing our mail service pharmacy program by charging our clients a fee per prescription order.

     During the fourth quarter of fiscal 1999, we entered into a strategic relationship with drugstore.com, an Internet provider of prescription fulfillment. Members of clients of ProVantage will have the opportunity beginning in fiscal 2000 to transmit their prescriptions to drugstore.com through the Internet. Our mail service pharmacy will fill and deliver all prescriptions of a thirty-day or greater supply processed through drugstore.com. All prescriptions processed by drugstore.com for less than thirty days will be filled and delivered by drugstore.com.

     Our Internet based Advanced Therapeutic Intervention ("ATI") program is one of the key differentiating features of our pharmacy benefit management services. We began providing this service in mid-1998. According to industry sources, a significant amount of in-patient medical costs are induced by inappropriate prescription drug therapy. Most pharmacy benefit management companies use traditional drug utilization review programs to reduce drug-induced adverse effects caused by drug-on-drug conflicts, duplication of prescriptions and similar problems. However, these programs are of limited effectiveness because they are administered without reference to a patient's specific medical profile and consequently must assume the lowest drug tolerance for each patient. We believe that as a result, pharmacists typically receive numerous drug utilization review warnings per day, many of which do not contain specific enough patient information to be meaningful and are thus often ignored.

     Our ATI program analyzes the prescription drug and medical encounter data of each of our participating clients. Using our RationalMed software, this data is analyzed to identify specific patients who have been prescribed drugs that significantly increase the patient's risk of hospitalization due to the underlying medical condition and multiple diseases. A clinical pharmacist reviews the results and determines those patients for whom intervention is appropriate. Our clinical staff, under the direction of our physicians, intervenes by issuing alerts for these patients to the treating physicians. These alerts inform the treating physicians of the medical condition, prescribing pattern or other factors that create the increased hospitalization risk. We are compensated for ATI program services through fixed fees, per member per month fees, a percentage-of-savings sharing program or some combination of these arrangements.

     Our pharmacy benefit management services also include plan design consultation intended to reduce drug costs while promoting clinically appropriate drug use. The most common plan design features we offer are co-pay options, incentives for substituting generic for branded drugs, limitations on the number of days per prescription and requirements that maintenance drugs be filled by the mail service pharmacy. We assign an account executive to work closely with each customer to determine the appropriate plan design features based on the customer's specific benefit requirements.

     We also offer and manage formularies for clients. Our formulary is a list of drugs that are reviewed for safety and efficacy using our advanced analytical intelligence tools. Formularies reduce costs through generic substitution, therapeutic substitution and other techniques. Formulary compliance can be encouraged by plan design features, including financial incentives and prescriber education programs.

     We receive payments under formulary agreements from pharmaceutical manufacturers. Generally, the payment amounts vary based on the changes in sales volume of specified products sold through our network and mail service pharmacies. Most of these agreements stipulate that in order to receive payments, minimum changes in sales volumes are required for specified pharmaceutical products. Currently, almost all of these agreements require these minimum changes in sales volumes to be achieved on a quarterly basis before we are entitled to payment. The amounts due to us under these agreements are recorded as reductions to cost of sales upon achieving the stipulated minimum changes in sales levels. While many of these agreements also require us to perform certain activities, including maintaining formulary lists, marketing support with the manufacturer, record keeping, and reporting, we generally do not consider them to be revenue producing activities for accounting purposes. These contracts stipulate the frequency with which we can bill the manufacturers, which generally is either monthly or quarterly.

     Working with clients and the pharmaceutical industry, we have been able to conduct many disease management initiatives that support patient education and self-management of specific diseases. Through these efforts, we are able to implement treatment protocols that result in improved overall health and fewer incidents of unnecessary treatments.

     Vision Benefit Management Services. We provide benefit management services to client plan sponsors offering vision benefits. As of January 2000, our vision benefit management business covered approximately 542,000 people through a national network of approximately 10,500 retail optical chains and private ophthalmologists, optometrists and opticians. In January 2000 we signed a vision network access agreement with Block Vision, Inc. which expanded the network of vision providers to in excess of 10,500 currently and targeted to reach 15,000 locations by the end of fiscal 2000. Unlike the pharmacy benefit management business, the vision benefit management business offers self-insured as well as fully insured products. The self-insured products we offer are similar to our pharmacy benefit management product and service offering. The insured products are sold by licensed independent and employee sales agents and are underwritten by a licensed insurance company, a subsidiary of American

International Group ("AIG"). Our arrangement with AIG requires us to market the insurer's vision products and to perform various administrative services, such as maintenance of eligibility records, network maintenance, and claims processing. AIG underwrites all insured contracts and provides other insurance-related services such as actuarial review. In consideration for our services, we receive administrative fees and have the potential for profit sharing based on improved operating results. In consideration of AIG's insurance services AIG receives the entire premium amount collected, from which it pays claims and all other expenses.

Healthcare Information Technology

     Our healthcare information technology allows us to add value to our pharmacy benefit management services. We have gained a core competency in developing, maintaining, and analyzing large repositories of integrated pharmaceutical and health claims information.

     Our ability to integrate patient pharmacy, medical and lab data allows our customers to assess overall healthcare results by identifying opportunities to improve outcomes. One of our principal information-based services is our Advanced Therapeutic Intervention ("ATI") Program. This program is designed to:

     - review a customer's pharmaceutical utilization and medical diagnosis, claims and prescription data on an integrated basis

     - identify prescribing patterns that exceed recommended periods of use, unnecessary drug duplication and over- and under-utilization

     - identify specific patients who have been prescribed drugs that significantly increase the risk of hospitalization or other adverse medical events due to underlying medical conditions and multiple diseases

     - intervene with the treating physicians to identify significant drug therapy related risks

     We believe that our ATI program provides a measurable return on investment to our customers. The core of our ATI program is RationalMed. RationalMed is our clinical outcomes assessment software that integrates our customers' medical claim, diagnosis, and pharmaceutical data to identify problematic prescribing patterns and quantify the resulting increased risk of patient hospitalization or other adverse medical events. RationalMed uses therapeutic criteria for disease categories and over 7,900 rules that are based on medical research to analyze the integrated medical data for drug-drug, drug-disease, over- and under-utilization, duplication and duration conflicts. The physician can therefore determine whether treating the condition is worth this added risk. In addition, by comparing historical data on the percentage of patients who were hospitalized the previous year to the percentage in the intervention year, RationalMed is able to quantify both the reduction in drug and medical costs and in drug-therapy related hospitalizations, thereby validating the return on the product. RationalMed won the Smithsonian Award for Information Technology in Medicine in 1995.

     Our target market for RationalMed is pharmacy benefit management providers, health insurers and state and federal agencies. RationalMed was first marketed in 1993 on a license basis and is currently used in ten states for their Medicaid programs and for other customers, representing approximately 13.6 million covered people.

     We have also developed or acquired over recent years a number of other healthcare information products designed to improve healthcare results and promote more cost-effective treatment of patients. These products provide customers with the capability to do the following with information contained in their databases:

     - Provide Internet-accessible desk-top access to their prescription claims detail for profiling, national comparisons, drug category breakdown and demographic analyses, all in user-friendly pre-designed graphs and reports. A customer's data is loaded into our centralized data warehouse that currently contains non-patient identifiable prescription claims detail on approximately 5.0 million people. With access to our national data, customers can compare their experience to peer data to better determine where plan changes are necessary and are most likely to have the greatest impact. The information is provided through user-friendly, Windows-based systems.

     - Provide direct and easy access to company-wide data traditionally contained in the customer's separate databases using our administrative, financial and clinical decision support tool. Our IBM SP2 technology and Oracle databases give quick and easy access to all pertinent information. It offers organized workbenches and hundreds of standard queries. A customer will typically provide us with its data, which is then loaded into our centralized data warehouse. The customer then has access to its own data as well as other data for comparison purposes. Customers then have the ability to access their medical and pharmaceutical data as well as to view that data relative to national norms. For example, we enable users to quickly access databases to identify physicians and healthcare providers performing outside the norm, or patients that are candidates for case management with a view to managing and lowering costs. This information can be used to support plan benefit design changes, restrict or encourage protocol usage, perform provider profiling, enhance provider contracting and adjust product-pricing decisions throughout an organization.

     - Provide healthcare decision support designed to help study the effects of pharmaceutical and clinical interventions on healthcare treatment and results in specific disease areas. We also offer disease-specific "datamarts," which can be accessed by the customer to create or support disease management programs. These products are intended to be analytical tools to support drug purchasing and dispensing, disease treatment protocol design and cost assessment, and intervention outcomes analysis and are principally marketed to pharmaceutical manufacturers.

CLIENTS

     We currently provide health benefit management services for over 3,000 health benefit plan customers, covering approximately 5.5 million plan members. Our health benefit management client base is comprised of health maintenance organizations, third party administrators, insurance companies, self-funded healthcare plan sponsors and government agencies. Our ten largest customers accounted for approximately 41.4% of our revenues in fiscal 1999, approximately 36.5% of our revenues in fiscal 1998 and approximately 38.2% of our revenues in fiscal 1997. In addition, one of those ten customers, American Medical Security, Inc., accounted for approximately 11.2% of revenues in fiscal 1999, 11.8% of revenues in fiscal 1998 and 12.1% of revenues in fiscal 1997. Our health information technology clients include federal and state agencies, third party health plan administrators, health maintenance organizations, insurance companies and pharmaceutical manufacturers. Ten states currently use our health information technology for the operation of their state Medicaid programs.

SALES AND MARKETING

     We market our pharmacy benefit management services on the basis of high quality customer service, advanced clinical capabilities, including the Advanced Therapeutic Intervention program and healthcare information products. We have a nationwide sales force of eight regional sales managers, one general agent and two regional vice presidents.

     Sales of the healthcare information products tend to require marketing support by our senior executives and approval at senior levels in a client's organization and tend to have a long sales cycle. Our sales strategy in these circumstances is to differentiate the Company with these products and then to cross-sell the traditional pharmacy benefit management and other services to the health information technology customers.

     We have sales offices in the following locations:

                    Charlotte, North Carolina            Atlanta, Georgia
                    Dallas, Texas                        Omaha, Nebraska
                    Salt Lake City, Utah                 Chicago, Illinois
                    Scottsdale, Arizona                  Arlington, Virginia
                    Green Bay, Wisconsin                 Milwaukee, Wisconsin

     We also use a national network of independent agents and brokers to market our products. For certain healthcare information products, we may in the future use strategic partners or other distribution channels for product marketing.

SUPPLIERS

      We have a large number of suppliers for goods and services. However, only a few are significant in terms of sustaining our daily business. McKesson HBOC, Inc. is our current wholesaler of pharmaceuticals for our mail service pharmacy. International Business Machines Corporation, Oracle Corporation and MicroStrategy Incorporated provide key computer systems that we use to manage our internal databases and decision support tools. Commencing late in fiscal 2000, we plan to begin converting our current claims adjudication system to the claims processing programs of Systems Xcellence USA, Inc. to process pharmacy claims in the retail network.

MANAGEMENT INFORMATION SYSTEMS

     We operate an electronic network tying in approximately 50,000 retail pharmacies to process third-party claims. We also utilize similar systems to support our vision benefit management business. We have developed proprietary software to perform database enhancement and querying essential to our clinical services.

ACQUISITIONS, ALLIANCES AND STRATEGIC INITIATIVES

     Beyond internal growth, we intend to selectively pursue the acquisition of companies that either increase the size of our pharmacy benefit management business or augment our advanced clinical and health information technology capabilities.

     In addition to acquisitions, we are seeking corporate alliances to expand our health information technology capabilities. These types of alliances allow us to gain access to new technology and data without committing the level of financial and management resources associated with a major acquisition. For example, during the fourth quarter of fiscal 1999, we entered into a strategic relationship with drugstore.com to provide prescription fulfillment through the Internet.

     We may also pursue other strategic initiatives in order to better position our business in the marketplace in which we compete, to provide our business with greater resources, or to otherwise enhance our business prospects and stockholder value.

COMPETITION

     We face direct competition in both the pharmacy benefit management and vision benefit management businesses. The pharmacy benefit management industry is relatively consolidated and dominated by large companies with significant resources. Many of the large pharmacy benefit management companies are owned by large companies, including pharmaceutical manufacturers, which can provide them with significant purchasing power and other advantages which we do not have. Competitors in this industry include other pharmacy benefit management companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. In addition to many smaller companies, our five primary competitors for pharmacy benefit management customers are:

     -    PCS Health Systems, Inc., a subsidiary of Rite-Aid Corp.
     -    Merck-Medco Managed Care, LLC, a subsidiary of Merck & Co., Inc.
     -    Express Scripts, Inc.
     -    Caremark Rx, Inc.
     -    Advance Paradigm, Inc.

     We may also experience competition from other sources in the future. Pharmacy benefit management companies compete primarily on the basis of price, service, reporting capabilities and clinical services. The primary competitor for vision benefit management services is Vision Service Plan, which is the largest vision benefit management provider in the nation. Vision benefit management companies compete principally on the basis of size and scope of network, service and price. In most cases, the competitors listed above are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources.

BACKLOG

     While we have historically signed agreements with new clients for pharmacy benefits management services for which we have phased-in implementation over subsequent months, we have not generally operated with any significant backlog.

EMPLOYEES

     As of January 29, 2000, we employed a total of 458 associates. None of these associates are represented by a labor union. We believe that relations with our associates are good.

GOVERNMENT REGULATION

     Our business is subject to extensive federal and state laws and regulations including:

Regulation of Pharmacy and Vision Benefit Management Services

     Various forms of legislation and government regulations affect or could affect providers of pharmacy and vision benefit management services. Among the most prominent forms of such regulation are the following:

     Open Network Legislation. Numerous states have adopted "any willing provider" legislation, which requires pharmacy network sponsors to admit for network participation any retail pharmacy willing to meet a healthcare plan's price and other terms. We have not been materially affected by these statutes because we administer a network of over 50,000 retail pharmacies and will admit any qualified, licensed pharmacy that agrees to comply with the terms of our contracts.

     Anti-Remuneration Legislation. "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any compensation to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under such healthcare plans. Additionally, most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. At the federal level, such regulations pertain to beneficiaries of Medicare, Medicaid or other federally-funded healthcare programs. State regulations typically pertain to beneficiaries of any healthcare plan. Under the federal regulations, certain payments made by vendors to group purchasing organizations are protected from characterization as improper or illegal if they are properly disclosed.

     To our knowledge, these anti-kickback laws have not been applied to prohibit pharmacy benefit management companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to prohibit therapeutic substitution programs conducted by independent pharmacy benefit management companies, or to prohibit contractual relationships such as those we have with certain of our customers. It was recently reported that the U.S. Attorney's Office in Philadelphia issued subpoenas to Merck-Medco Managed Care, LLC and PCS Health Systems, Inc., both pharmacy benefit management companies, and Schering-Plough Corp., a pharmaceutical manufacturer. As of April 17, 2000, we have not been served with any such subpoena, and we do not have information regarding the scope of information being requested by these subpoenas. However, the U.S. Attorney's Office was quoted to the effect that one of the issues it is investigating is whether certain practices engaged in by Merck-Medco Managed Care, LLC and PCS Health Systems, Inc. violate certain anti-kickback laws. We believe that we are in substantial compliance with these laws, and that there are material differences between pharmaceutical switching programs that have been historically challenged under these laws and the programs we offer to our clients. However, there can be no assurance that we will not be subject to scrutiny or challenge under these laws, which could have a material adverse effect on us.

     Legislation Affecting Plan Design. Some states have enacted legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, "freedom of choice" legislation in some states provides that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit the health plan from offering members financial incentives for use of mail order pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers, such as HMOs and health insurers. If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management and consequently make our services less attractive.

     Consumer Protection Legislation. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Merck-Medco Managed Care, LLC, the pharmacy benefit management subsidiary of pharmaceutical manufacturer Merck & Co., agreed to have pharmacists affiliated with Merck-Medco Managed Care, LLC mail service pharmacies disclose to physicians and patients the financial relationships between Merck & Co., Merck-Medco Managed Care, LLC, and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that its contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

     Legislation Affecting Drug Prices. Some states have adopted "most favored nation" legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives.

     Professional Licensure Regulations. All states regulate the practice of medicine and the practice of nursing. We do not believe that our clinical counseling or disease management activities constitute either the practice of medicine or the practice of nursing. However, there can be no assurance that a regulatory agency in one or more states may not assert a contrary position, and there is no controlling legal precedent for services of this kind.

     Comprehensive Pharmacy Benefit Management Legislation. Although no state or the federal government has passed legislation regulating pharmacy benefit management activities in a comprehensive manner, such legislation has been introduced on several occasions. Such legislation, if enacted in any state in which we have a significant concentration of business or if enacted by the federal government, could adversely impact our operations.

Regulation of Mail Service Pharmacy

     Licensure. Our mail service pharmacy is duly licensed and in good standing, in accordance with the laws and regulations of the State of Wisconsin.

     Other Regulation. Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located. We have registered in every state in which, to our knowledge, such registration is required. In addition, various pharmacy associations and boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent such laws or regulations are found to be applicable to us, we would be required to comply with them. Other statutes and regulations impact our mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The United States Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to us.

Other Governmental Regulation

     Licensure/Registration Requirements. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and utilization review organizations. These laws differ significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. We have registered under such laws in those states in which we have concluded such registration is required.

     Privacy and Confidentiality Legislation. Most of our activities involve the receipt or use by us of confidential, medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, we use aggregated data--that is, data from which information which identifies specific patients is removed--for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

     In November 1999, the Department of Health and Human Services ("HHS") issued draft privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996, which impose extensive restrictions on the use and disclosure of individually identifiable health information. HHS has received comments on the proposed regulations and it is not known when they will be finalized. When the regulations are finalized, we expect that there will be a two-year implementation period within which we must comply. We are unable to predict accurately what effect the final regulations may have on us, and there can be no assurance that the restrictions and duties imposed by the regulations will not have a material adverse effect on our business, results of operations or financial condition.

     Applicability of Insurance Laws. The prescription pharmaceutical plans currently offered or administered by us are provided on a fee-for-service basis, and are therefore not generally subject to state insurance laws. The insured vision benefit plans administered by us are underwritten by an unaffiliated licensed insurer.

     Employee Retirement Income Security Act. Many of the state laws described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and in any event we provide services to certain customers, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for us. In addition, certain of our customers may be subject to ERISA fiduciary and other requirements. Such requirements may cause us to be subject to ERISA oversight.

     Future Legislative Initiatives. Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. We are unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to our health services operations or what the effect of such legislation or regulations may be.

     Substantial Compliance. We believe that we are in substantial compliance with, or are in the process of complying with, all existing statutes and regulations material to the operation of our health services business. To date, no state or federal agency has taken enforcement action against us for any material non-compliance, and to our knowledge, no such enforcement against us is presently contemplated.


ITEM 2.           PROPERTIES

     Our principal properties are as follows:

                                                                                           Sq. Ft of
                                                                                           Building
              Location                                       Use                             Space          Title
----------------------------------------------------------------------------------------------------------------------

Waukesha, WI                          Corporate Headquarters Office                             60,000     Leased
Green Bay, WI                         Mail Service Facility                                     10,000     Leased
Arlington, VA                         Regional Office                                           15,500     Leased
Green Bay, WI                         Regional Office                                            7,200     Leased
Salt Lake City, UT                    Regional Office                                            1,250     Leased
Dallas, TX                            Regional Office                                              500     Leased


ITEM 3.           LEGAL PROCEEDINGS

     We are involved in various litigation matters arising in the ordinary course of our business. While there can be no assurance, management believes that none of this litigation will have a material adverse effect on our financial condition or results of operations.

     In August 1998, the U.S. Department of Labor requested information from us concerning our contractual relationship with one employer group health plan governed by ERISA. We acquired this contract when we acquired the CareStream ScripCard business. We provided the requested information to the U.S. Department of Labor, and provided additional information pursuant to a subsequent subpoena. In July 1999 and February 2000, we also received subpoenas from the U.S. Department of Labor requesting general information about our Vision Benefit Management business. The U.S. Department of Labor has given no indication as to its disposition of these matters, and we cannot provide any assurance as to the ultimate outcome of these matters or what effect, if any, they will have on our business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                              Served in   Employed
                                                                                               Current     by the
                                                                                               Position   Company
              Name                Age*                        Position**                       Since       Since
---------------------------------------------------------------------------------------------------------------------

Jeffrey A. Jones                   53    President and Chief Executive Officer and a Director    1999       1997
Robert J. Abramowski, CPA          49    Senior Vice President of Finance, Chief Financial       1999       1999
                                         Officer
George M. Barlow                   53    Senior Vice President, Healthcare Information           1999       1997
                                         Technology
Joseph A. Coffini, RPh             52    Senior Vice President, Business Development and         1999       1993
                                         Marketing
Peter F. Hoffman, M.D., PhD        55    Senior Vice President and Chief Medical Officer         1999       1998
Glen C. Laschober                  49    Executive Vice President, Health Benefit Management     1997       1997

*      As of January 29, 2000
**     As of April 19, 2000

     There are no family relationships between or among any of the directors or executive officers of the Company.

     The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is selected.

     There are no arrangements or understandings between any of the executive officers of the Company and any other person (not an officer or director of the Company acting as such) pursuant to which any of the executive officers were selected as an officer of the Company.

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for Mr. Jones, Mr. Abramowski, Mr. Barlow, Mr. Hoffman and Mr. Laschober.

     Jeffrey A. Jones has served as our President and Chief Executive Officer and a member of our Board of Directors since July 1999. Prior to his current position, Mr. Jones served as our Chief Financial Officer from 1993 to November 1997 and since November 1997 as our Executive Vice President and Chief Operating Officer. Mr. Jones was Senior Vice President and Chief Financial Officer of ShopKo Stores, Inc. from November 1993 until August 1998. Previously, Mr. Jones had 11 years of executive and chief financial officer experience and 11 years of experience with Arthur Andersen & Co. Mr. Jones is a director and Chairman-elect of Pharmacy Care Management Association and a director of the Boys and Girls Club of Green Bay.

     Robert J. Abramowski, CPA, has served as our Senior Vice President of Finance and Chief Financial Officer since October 1999. Mr. Abramowski served as Vice President and Controller with Extendicare Health Services from October 1983 to December 1989 and as Vice President of Finance and Chief Financial Officer from January 1990 to March 1998. Following his tenure with Extendicare, Mr. Abramowski served as Chief Financial Advisor to Americor Management Services, L.L.C. Mr. Abramowski spent eleven years with Arthur Andersen & Co.

     George M. Barlow has served as our Senior Vice President, Healthcare Information Technology since January 1999. He served as the Vice President, General Manager of ProVMed, L.L.C. from December 1997 to January 1999. From 1995 to 1997, Mr. Barlow was Senior Director of Corporate Marketing with HealthVision, Inc. He was the President of Distributed Micro Systems, Inc. from 1980 to 1995.

     Joseph A. Coffini, RPh, has served as our Senior Vice President, Business Development and Marketing since January 1999. He served as our Vice President, Managed Care Services from November 1994 to January 1999. From February 1993 to November 1994, he held the position of Director of Managed Care. Mr. Coffini served as Pharmacy Division President from 1990 to 1993 of Geriatric and Medical Companies, Inc. and as National Sales Manager of Third Party Programs from 1986 to 1990 for Thrift Drug Company, Inc.

     Peter F. Hoffman, M.D., PhD, has served as our Senior Vice President and the Chief Medical Officer since January 1999. He served as the Vice President and the Chief Medical Officer of PharMark from January 1998 to January 1999. From June 1996 to January 1998, Dr. Hoffman was the Chief Medical Officer of Wang Healthcare Information Systems, an electronic medical records company. From 1966 until his retirement as a Brigadier General in 1996, Dr. Hoffman served as a Medical Corps Officer in the United States Air Force. He commanded a wide range of medical treatment facilities, served as the Command Surgeon of three commands and was the Director of Programs and Resources in the Office of the Surgeon General of the Air Force.

     Glen C. Laschober has served as our Executive Vice President of our health benefit management operations since he joined us in March 1997. From 1989 to 1997, Mr. Laschober was with Caremark International, Inc., where his most recent position was Vice President and General Manager of Caremark's prescription service division. Mr. Laschober also served in senior management positions at the NutraSweet and GD Searle divisions of Monsanto Company.



FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, and under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by us with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and (3) information contained in written materials, releases and oral statements issued by us or on our behalf, including, without limitation, statements with respect to growth, acquisition and expansion, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the risk factors described below, and (ii) other risks described from time to time in our SEC filings. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     An investment in our Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below, and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities. The occurrence of any of the following risks, among others, could materially adversely affect our business, results of operations and financial condition.

Highly Competitive Industry

     We compete in the health benefit management business. This business is very competitive. This competitive environment subjects us to the risk of reduced profitability. Our competitors include companies which are or are owned by large, profitable and well-established companies with substantially greater purchasing power and financial, marketing, and other resources than we have. For example, Merck-Medco Managed Care, LLC is owned by a large pharmaceutical manufacturer. PCS Health Systems, Inc. is owned by a national drug store chain. A large insurance company is a major investor in Express Scripts, Inc. We may also experience competition from other sources in the future, including Internet-based drug stores or Internet-based connectivity companies. Furthermore, the business is subject to consolidation pressures, meaning that they are or may be dominated by a few large companies with significant resources. The health benefit management business is currently relatively consolidated, and additional consolidation is likely. Consolidation is leading to increased competition among a smaller number of large companies.

     Over the last several years, the competitive pressures described above have caused health benefit management companies, including us, to reduce the prices charged to clients for core services. Additionally, competitive pressures have caused us and other health benefit management companies to share with their clients a greater portion of formulary concessions, which are payments received from pharmaceutical manufacturers. Most of our net earnings are derived from administrative fees and the portion of formulary concessions which we retain. Our formulary concessions retained in fiscal 1999 were $19.6 million. If formulary concessions decline because of reductions or eliminations of concessions by pharmaceutical manufacturers or because of increased sharing of concessions with our clients, then our earnings could be significantly and negatively impacted.

     While the addition of higher-margin clinical services and information technology products has offset in large part the effects of price reductions and increased formulary concession sharing, our gross margin - that is, the difference between revenues and the cost of services - is under pressure and could be further materially and adversely affected by these competitive pressures. Our gross margins may also decline as we implement our business strategy of marketing to larger clients, which typically have greater bargaining power than our traditional clients, and may require us to sell our services for less than they are currently sold.

Dependence on Short-Term Contracts with Clients

     We and the other companies in our industry typically do not have long-term contracts with our clients, our network pharmacies or our pharmaceutical manufacturers. Loss of contracts with a significant number of our clients or network pharmacies could adversely affect our financial condition. Consistent with industry practice, many of these contracts are terminable by either party on relatively short notice. Others are renewable annually on a year-to-year basis, unless the other party gives notice to us of its intention not to renew the contract.

     We also have contracts, typically with terms of one or two years, with pharmaceutical manufacturers entitling us to certain formulary concessions. These arrangements are often terminable by either party on relatively short notice. If several of these contracts are terminated or materially altered, our business could be materially adversely affected.

Market Acceptance of Health Information Technology Products

     We have recently added and continue to develop health information technology products and services. However, to date these products and services have achieved only limited market acceptance. If these products and services fail to achieve market acceptance, then our financial results will suffer. We have committed in the past, and intend to commit in the future, substantial financial and management resources to developing and marketing these products and services. We are relying on our health information technology products and services to play a significant role in our growth strategy. In particular, our strategy involves using our health information technology products and services to distinguish our pharmacy benefit management services from those of our competitors. Our products and services may fail to achieve market acceptance or to differentiate our overall product and service offering from our competitors' product and service offerings in a way that is important to our current and potential customers and for which they are willing to pay. The market may fail to accept our new products and services due to the customer's assessment of their cost relative to the benefit received. In addition, the health information technology business is experiencing rapid technological change, which could render our products or services obsolete. Our products and services may also fail to achieve market acceptance due to errors and defects, especially when first introduced or introduced as new versions. If so, our strategy to compete on the basis of these products would be adversely affected. If we decide to discontinue a product because it is not well received in the market or for other reasons, we may need to write-off any investment we may have in the product, which could adversely affect our financial results.

Management of Growth

     Our business has grown rapidly in the last three fiscal years, with total revenues increasing from approximately $313.4 million in fiscal 1996 to approximately $902.4 million in fiscal 1999. We intend to pursue a strategy of aggressive growth. If we are unable to manage future expansion successfully or unable to hire and retain the personnel needed to manage our business successfully, then our business, operating results and financial condition would be materially and adversely affected. Recent growth has placed, and if such growth continues will increasingly place, a significant strain on our management and operations. Specifically, we will need to invest in new information systems and additional personnel to service a larger customer base. Also, our senior management team is significantly involved in our marketing efforts which leaves less time for necessary administrative duties. Accordingly, our future operating results will depend in part on the availability of necessary capital and the ability of our officers and other key employees to continue implementing and improving our operations, customer support and financial control systems and to effectively expand, train and manage our employee base.

Risks Related to Acquisition and Alliance Strategy

     We have completed several acquisitions and plan to acquire complementary products, technologies or businesses and to enter into strategic alliances. Acquisitions and alliances are subject to potential problems and inherent risks. If we cannot overcome these potential problems and risks, then our business, operating results and financial condition could suffer or we may not be able to carry out our acquisition and alliance strategy which could have a material adverse effect on our future growth prospects. Also, the short-term nature of the contracts in our industry means that when we acquire a company, there can be no assurance that we will retain those customers for any significant period of time. In addition, our experiences with prior acquisitions lead us to believe that the following factors are also material risks to our acquisition and alliance strategy:

     - difficulties in identifying, financing and completing viable acquisitions or alliances,

     - difficulties in integrating the acquired company, retaining the acquired company's customers and achieving the expected benefits,

     -    the diversion of our management's attention from current operations,

     -    lack of experience in new products or markets,

     -    the loss of key employees of the acquired company,

     -    the assumption of undisclosed liabilities,

     -    potential dilution of current stockholders, and

     - the amortization or accelerated write-off of expenses related to goodwill and intangible assets which could reduce earnings.

     These risks associated with acquisitions and alliances could have a material adverse effect on us.

Reliance on Significant Customers

     We rely on a small number of customers to produce a disproportionate amount of our revenues. The expiration or termination of our contracts with one or more significant customers would have a material adverse effect on our business and results of operations. Our ten largest customers accounted for approximately 41.4% of our revenues in fiscal 1999, 36.5% of our revenues in fiscal 1998 and 38.2% of our revenues in fiscal 1997. In addition, one of those ten customers, American Medical Security, Inc., accounted for approximately 11.2% of our revenues in fiscal 1999, 11.8% of our revenues in fiscal 1998 and 12.1% of our revenues in fiscal 1997. We generally do not have long-term contracts with our customers. In most cases, our contracts automatically renew at the end of the initial term on a one-year basis, unless the customer gives notice to us of its intention not to renew the contract. In other cases, customers may terminate contracts with us at any time for any reason. Additionally, many participants in the healthcare industry, including our customers, are under severe financial pressures due to rising claims and costs. An adverse change in the financial condition of any of our significant customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on us.

Government Regulation

     The healthcare industry is subject to extensive laws and regulations. We and other companies in our industry are subject to the interpretation and enforcement of these laws and regulations. Because the interpretation and enforcement of these regulations is uncertain, our compliance efforts may be inadequate, which may subject us to enforcement actions and materially limit our business operations. Compliance with such laws and regulations imposes significant operational requirements on us. The regulatory requirements we must comply with in conducting our business vary from state to state, and are not always clear as to meaning or consistently enforced. Although we believe that we substantially comply with all existing statutes and regulations material to the operation of our business, regulatory authorities may disagree and take enforcement or other actions against us. These actions may result in fines or other penalties, or suspend, restrict or preclude us from engaging in certain business practices in the relevant jurisdiction. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. For example, formulary concessions, discounts and rebates are currently a topic of discussion and debate in federal and state legislatures. Changes in existing laws or regulations, changes in interpretations of laws or regulations, or adoption of new laws or regulations relating to these discounts, rebates and concessions may have adverse effects on our ability to generate formulary concessions in the future.

Reliance on Current Financing and Reimbursement Practices in the Healthcare Industry

     We have designed our services and products to compete within the current payment and reimbursement structure of the U.S. healthcare system. However, changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. We and other companies in our industry could be adversely affected by changes in the financing and reimbursement practices in the healthcare industry. If the current healthcare financing and reimbursement system changes significantly, then our products and services could be less competitive. As a result, we could be materially and adversely affected. Congress is currently considering proposals to reform the U.S. healthcare system, such as the proposal to overhaul Medicare. These proposals may increase governmental involvement in healthcare and pharmacy benefit management services and otherwise change the way our customers do business. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by cutting back or delaying investments in the healthcare cost control tools and related technology which we provide. We cannot predict what effect, if any, these proposals might have on our business, operating results and financial condition. Other legislative or market-driven reforms that we cannot anticipate could affect our business, operating results and financial condition in unpredictable ways.

Reliance on Ability to Use Confidential Patient Medical Information

     Most of our activities involve the receipt or use by us of confidential patient medical information which our customers provide to us. Our inability to use patient medical information could render our health information technology products and services, and our business growth strategy based on these products and services, obsolete. Federal and state legislation has been proposed to restrict the use and disclosure of confidential medical information. Although the Department of Health and Human Services recently issued draft privacy regulations which would impose extensive restrictions on the use and disclosure of individually identifiable health information, no legislation has been enacted that adversely impacts our ability to provide our current services. Even if such legislation is not enacted, however, individual customers could prohibit us from including their patients' medical information in our various databases of medical data, or from using such information in providing services to our other customers.

Fluctuations in Quarterly Performance

     Our operating results have in the past and are likely in the future to vary significantly from quarter to quarter. Fluctuations in our results make it harder to identify and understand trends in our business and may lead to volatility in our stock price. Our experience over the last several years leads us to believe that the following factors are material risks which could cause our quarterly operating results to fluctuate significantly:

     - the expiration or termination or renewal of contracts with significant customers,

     - the size and timing of new or renewal contracts and product orders, whether through acquisitions or otherwise,

     -    the number of covered lives in our customers' benefit plans,

     -    the timing of new service and product announcements,

     - changes in our pricing policies or in our competitors' pricing policies,

     -    market acceptance of our services and new products,

     -    the length of our sales cycles,

     - the timing of revenue recognition from the sale of our services and products,

     - the impairment or obsolescence of our products or other assets due to technological changes or other factors,

     -    changes in operating expenses,

     -    personnel changes, and

     -    conditions in the healthcare industry and the economy generally.

     Our revenues are not predictable with any significant degree of certainty because of these factors and because the market for our services and products is rapidly evolving. Based upon the factors listed above, we believe that our quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of our future performance. Furthermore, it is possible that in some future quarters, our operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of the common stock may decline significantly.

     The period of time required to sell our products and services to a new customer can be up to a year or more. Our long sales cycle adds to the unpredictability of our revenues, which could cause substantial volatility in the price of the common stock. Our sales cycle varies substantially from customer to customer because of a number of factors over which we have little or no control. These factors include our customers' budgetary constraints, the timing of budget cycles, changes in our customers' budgetary or purchasing priorities, concerns about the introduction of new or updated services and products by us or our competitors and potential downturns in general economic conditions, which may be associated with reductions in demand for health management information systems.

Risk of Product or Professional Liability

     Various aspects of our business, including the dispensing of pharmaceutical products, performing drug utilization review and providing information to physicians about drug therapy, which we refer to as our therapeutic intervention services, entail a risk of litigation and liability relating to product and professional liability claims. A successful product or professional liability claim not covered by our insurance policies or in excess of our insurance coverage could have a material adverse effect upon our business, operating results and financial condition. We cannot assure you that we will be able to maintain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or that insurance will cover all claims against us. Our software products are also internally complex and may contain errors or defects, especially when first introduced or when new versions are released. Errors in products or versions could result in liability claims, which could adversely affect our business, operating results and financial condition.

Dependence on Key Personnel

     Our future performance will depend, in part, upon the efforts and abilities of our key management, sales, marketing and technical personnel, in particular Jeffrey A. Jones, our chief executive officer. We do not have employment agreements with any of our executive officers, and so they are not contractually obligated to continue to work for us. If we cannot attract, motivate and retain key personnel, our business could be materially and adversely affected.

Healthcare Industry Consolidation

     Consolidation in the healthcare industry may cause us to lose existing and potential customers and suffer a reduction in our bargaining power. Over the past several years, the overall number of insurance companies, health maintenance organizations, managed care companies and other clients and potential clients of ours has decreased as a result of mergers, acquisitions and similar transactions. Our customers have been and may continue to be subject to these consolidation pressures. We may lose existing and potential customers due to consolidation in the healthcare industry. Consolidation could also create larger customers capable of exerting greater bargaining power than our traditional clients. As we implement our business strategy of marketing to these larger customers in response to this consolidation and other competitive pressures, the prices we are able to charge for our products and services may decline. The loss of existing and potential customers and/or price declines due to consolidation could have a material adverse effect on us.

Limited Protection of Intellectual Property Rights

     We have no patents or registered copyrights. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, nondisclosure agreements and other methods to protect our intellectual property rights. These laws and contractual provisions may not provide effective protection of our rights, which could subject us to the risks of costly litigation and loss of our rights and have a material adverse effect on our business. We and other companies which need to develop or purchase intellectual property are subject to these kinds of risks. Another person may copy or otherwise obtain and use our technology without authorization or develop similar technology independently. If other people or companies copy our products without our permission or misuse our products, then our business, results of operations and financial condition could be materially adversely affected. Furthermore, another person may claim that our technology infringes on their rights. As the number of software products made by our competitors and offered to our target market increases, software developers like us may become increasingly subject to infringement claims. Any such claims, whether with or without merit, can be time consuming and expensive to defend. If another person successfully asserts infringement claims against us, then we may need to enter into royalty arrangements, which could reduce profitability, or become subject to litigation which could have a material adverse effect on us.

ShopKo's Control of ProVantage

     ShopKo owns approximately 64.5% of the outstanding common stock of ProVantage. As a consequence of this ownership, the market price of the common stock could be adversely affected because it is unlikely to reflect any "takeover premium." As a majority stockholder, ShopKo will be able to control the business and affairs of ProVantage, including:

         -        the election of the entire board of directors,

         - any determinations with respect to mergers or other business combinations, and

         -        the payment of dividends with respect to the common stock.

ShopKo May Use its Control Position to Act in a Manner Adverse to ProVantage and its Stockholders

     We currently have a variety of contractual relationships with ShopKo and its affiliates. We cannot assure you that each of such agreements, or the transactions provided for therein, has been or will be effected on terms at least as favorable to us as could have been obtained from unaffiliated third parties. ShopKo's interests under these agreements are adverse to and diverge from our interests based on a variety of factors, including:

         -        fees and other payments,

         -        quality and quantity of services received, and

         -        rights in the event of nonperformance.

     As a party to these contracts, ShopKo could use its control position to act in a manner adverse to the other stockholders of ProVantage. In addition, ShopKo may be unwilling or unable to amend these agreements to accommodate our future operating needs. When our intercompany agreements with ShopKo expire or are terminated, it may be more expensive for us to obtain substitute services from third parties. This increased expense could negatively affect our financial performance.

Restrictions of ShopKo's Credit Agreement

     Under ShopKo's existing credit agreements, we are considered a "subsidiary" of ShopKo. This means that ShopKo is obligated to cause us to comply with various covenants in the credit agreements, which may not always be in our best interests and may materially limit our future growth prospects. For example, these covenants may limit or prohibit our ability to sell our common stock and the stock of our subsidiaries to finance our growth strategy and to make acquisitions unless ShopKo meets financial tests, to pledge particular categories of assets, to incur debt to third parties beyond specified limits and to enter into agreements which restrict our ability to pay dividends. The restriction on the sale of stock provides that we cannot sell our common stock or the common stock or other equity interests of our subsidiaries unless at the time of such sale ShopKo can demonstrate that the minimum consolidated net worth test, the leverage ratio test, and the interest coverage ratio test can be met on a pro forma basis assuming the proposed sale had occurred one year earlier. This restriction could limit our ability to sell our common stock or the common stock or other equity interests of our subsidiaries. The extent of such limit will depend on a number of factors, including the size of the proposed sale and ShopKo's financial results over the preceding year. Likewise, our ability to incur debt to third parties is limited under a formula contained in ShopKo's credit agreements. At December 31, 1999, we could have borrowed approximately $229.6 million from third parties under this formula. This formula is impacted by ShopKo's financial results and operating activities, including the amount of debt incurred by other ShopKo subsidiaries. Our credit agreement with ShopKo restricts us from borrowing funds from parties other than ShopKo without ShopKo's consent. These limitations could prevent us from borrowing additional funds. These covenants may cause ShopKo to force us to act inconsistently with our best interests.

Potential Conflicts of Interest with ShopKo

     We cannot assure you that any conflicts that may arise between ShopKo and us over the allocation of resources will be resolved in our favor, which could have a material adverse effect in our business. Four of the six members of our board of directors also serve on the ShopKo board of directors. As these individuals perform their duties to ShopKo and to us, conflicts of interest and conflicting demands on the amount of time these individuals will have available for our affairs may arise. Because ShopKo, a specialty discount retailer, and ProVantage have substantially different businesses, we do not expect these conflicts to arise over the allocation of corporate opportunities. Conflicts may arise over the allocation of capital and other resources. We have not adopted any policies regarding the allocation of corporate opportunities or other conflicts, aside from a policy to approve related party transactions and except as set forth in the intercompany agreements. In addition, ShopKo will have the ability to change the size and composition of our board of directors and its committees.

Shares of Common Stock Eligible for Future Sale

     Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. The common stock is freely tradable without restrictions by persons other than "affiliates" of ProVantage, as such term is defined in the Securities Act of 1933. In addition, ShopKo has the right to have its ProVantage common stock registered under the federal securities laws for sale to the public. Once it is registered, ShopKo may sell it. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sales, will have on the market price of the shares of common stock.

Share Price Volatility

     The trading prices of the common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, governmental or other regulatory action, general conditions in the healthcare industry, changes in earnings estimates or recommendations by research analysts and other events or factors, many of which are beyond our control. In addition, the stock market recently has experienced a high level of price and volume volatility, and market prices for the stock of many companies, particularly small and emerging growth companies like ProVantage, have experienced wide price fluctuations which have not necessarily been related to their operating performance. These broad market fluctuations could have a material adverse effect on the market price of the common stock.

Possible Anti-Takeover Effects of Our Organizational Documents and Agreements with Our Executive Officers

     Certain provisions of ProVantage's restated certificate of incorporation and amended and restated bylaws, a stockholders rights plan, and change of control severance agreements which have been entered into with certain of ProVantage's executive officers could have an anti-takeover effect. These provisions include:

         -        a staggered board of directors,

         -        supermajority amendment provisions,

         - preferred stock purchase rights which may deter offers for the common stock, and

         -        large severance payments.

     This anti-takeover effect could delay, defer or prevent a change of control of ProVantage without further action by the stockholders, could discourage potential investors from bidding for the common stock at a premium over the market price of the common stock and could adversely affect the market price of, and the voting and other rights of the holders of, the common stock. In addition, provisions of the Delaware General Corporation Law restrict the ability of stockholders to cause a merger or business combination or obtain control of ProVantage. These provisions may prevent a takeover of ProVantage at a premium price.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     ProVantage Health Services, Inc. common shares are listed on the New York Stock Exchange under the symbol "PHS" and in the newspapers as "ProVantage." As of March 31, 2000, ProVantage's common shares were held by 978 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock since July 14, 1999, the date of the Company's initial public offering, as reported on the New York Stock Exchange Composite Tape.

       FISCAL YEAR 1999                                            HIGH              LOW
       ---------------------------------------------------------------------------------------
            Second Quarter (July 14 to July 31, 1999)             21  3/16         17  7/8
            Third Quarter (ended October 30, 1999)                18                8  3/16
            Fourth Quarter (ended January 29, 2000)               12  1/16          7  1/4


     The closing sales price of the Common Stock on the New York Stock Exchange on April 17, 2000 was $7 3/16 per share.

     The Company has not paid regular cash dividends in the last two fiscal years. The Company currently intends to retain earnings for the growth and expansion of its business and not to declare or pay any cash dividends. Future dividends, if any, will be determined by the Company's Board of Directors in light of circumstances existing from time to time, including the Company's growth, profitability, financial condition, results of operations, and other factors deemed relevant by the Board of Directors.

     The net proceeds to the Company from its initial public offering of its Common Stock pursuant to a Registration Statement on Form S-1 (Reg. No. 333-71743) which was declared effective on July 12, 1999 were $93,744,000. From July 19, 1999 through January 29, 2000, the Company used the net proceeds of the offering as follows:

     (i) approximately $73,744,000 was used to repay a portion of a demand promissory note issued to ShopKo;

     (ii) $5,000,000 was used to make payment on a supplemental cash payment right exercised by Avatex in connection with the Company's acquisition of CareStream ScripCard;

    (iii) $1,000,000 was used to make a payment due in connection with the Company's acquisition of PharMark;

     (iv) approximately $5,000,000 was used to acquire the remaining minority interest in ProVMed LLC; and

     (v) the balance of the net proceeds was invested in high grade short-term securities.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                            FISCAL YEARS ENDED
                                                        -----------------------------------------------------------
                                                           JAN. 29,    JAN. 30,   JAN. 31,    FEB. 1,      FEB. 3,
                                                             2000       1999        1998       1997         1996
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (MILLIONS)
-------------------------------------------------------------------------------------------------------------------
   Revenues                                                $902,390    $643,260   $486,121    $313,390     $81,158
   Costs of revenues                                        842,045     595,414    448,865     290,477      72,253
   Selling, general and administrative expenses              32,937      24,910     19,990      12,633       4,836
   Depreciation and amortization expenses                     9,024       6,776      4,857       2,282       1,170
   Income from operations                                    18,384      16,160     12,409       7,998       2,889
   Interest income - net                                      1,213         543        293         282         207
   Earnings before income taxes                              19,597      16,703     12,702       8,280       3,106
   Provision for income taxes                                 8,335       7,221      5,581       3,640       1,553
   Net earnings                                             $11,262      $9,482     $7,121      $4,640      $1,553
-------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (DOLLARS)
-------------------------------------------------------------------------------------------------------------------
   Basic net earnings per common share                        $ .72       $ .76      $ .57       $ .37       $ .12
   Diluted net earnings per common share                      $ .72       $ .76      $ .57       $ .37       $ .12
   Weighted average shares outstanding -
        Basic                                                15,644      12,550     12,550      12,550      12,550
        Diluted                                              15,645      12,550     12,550      12,550      12,550
   Cash dividends declared per common share                     $--         $--        $--         $--         $--
-------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (MILLIONS)
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                $39,895     $24,680    $12,533      $5,946      $5,000
   Working capital                                           57,616      33,894     12,865       1,973       7,634
   Property and equipment-net                                28,916      15,276      9,431       2,412         801
   Total assets                                             257,249     198,251    155,010     119,838      33,181
   Debt obligations-
         Short-term                                             826         968        967          --          --
         Long-term                                            2,006          --        913          --          --
   Total shareholders' equity                               145,042     112,048     90,091      61,907      24,124
   Capital expenditures                                      15,872       8,863      4,198       2,057         976
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA (MILLIONS)
-------------------------------------------------------------------------------------------------------------------
   Pharmacy network claims processed                         35,767      28,809     24,744      16,097       3,667
   Mail pharmacy prescriptions filled                         1,070         715        454         264         126

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ProVantage was a wholly owned subsidiary of ShopKo Stores, Inc. ("Shopko") until July 19, 1999. ProVantage on July 19, 1999 sold shares of its common stock as part of an initial public offering. ShopKo's ownership interest was reduced to 64.5% as a result of the shares sold.

     ProVantage uses the same fiscal year as ShopKo. ProVantage's fiscal year conforms to the National Retail Federation calendar and ends on the Saturday closest to the end of January. ProVantage has adopted a convention of referring to a fiscal year by the year in which the fiscal year begins. For example, the fiscal year which began on January 31, 1999 and ended on January 29, 2000 is referred to as "fiscal 99."

RESULTS OF OPERATIONS

     ProVantage operates in one business segment, health benefit management. The following table sets forth items from ProVantage's Consolidated Statements of Net Earnings as percentages of revenues:

                                                            Fiscal Years (52 Weeks) Ended
                                                  --------------------------------------------------
                                                   January 29,      January   30,      January 31,
                                                      2000                1999            1998
                                                  --------------    --------------    --------------
         Revenues                                      100.0%            100.0%            100.0%

         Cost and Expenses:
           Cost of revenues                             93.3              92.6              92.3

             Selling, general and
                 administrative expenses                 3.6               3.9               4.1
             Depreciation and amortization
                 expenses                                1.0               1.0               1.0
                                                  --------------    --------------    --------------

                                                        98.0              97.5              97.4
                                                  --------------    --------------    --------------

         Earnings from operations                        2.0               2.5               2.6

         Interest income - net                           0.1               0.1                 -
                                                  --------------    --------------    --------------

         Earnings before income taxes                    2.2               2.6               2.6

         Provision for income taxes                      0.9               1.1               1.1
                                                  --------------    --------------    --------------

         Net earnings                                    1.2%              1.5%              1.5%
                                                  ==============    ==============    ==============

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues for fiscal 1999 increased $259.1 million, or 40.3% to $902.4 million. This increase is due primarily to internally generated growth in claims processing and mail pharmacy. Revenues from pharmacy claims processing increased $212.9 million, or 37.7%. This increase reflects a 24.2% increase in the number of claims processed and a 10.9% increase in the average revenue per claim processed. Revenues from mail pharmacy services increased $44.8 million, or 67.1%, reflecting a 49.7% increase in the number of prescriptions dispensed and a 11.7% increase in the average revenue per prescription dispensed.

     Gross margin, calculated as revenues less cost of revenues, in fiscal 1999 increased $12.5 million, or 26.1%, compared to fiscal 1998. This increase is principally attributable to a $5.6 million increase in net formulary concessions, a $4.1 million increase in gross margin associated with mail pharmacy services and a $3.8 million increase in gross margin associated with claims processing. The increase in formulary concessions is attributable to increased claims subject to formulary concessions and increased participation of pharmaceutical manufacturers in ProVantage's formulary program. The gross margin percentage was 6.7% in fiscal 1999 and 7.4% in fiscal 1998. The decrease in gross margin as a percentage of revenues is primarily attributable to increasing prescription drug costs and the addition of larger clients with lower average transaction fees.

     Selling, general and administrative expenses in fiscal 1999 increased $8.0 million, or 32.2% to $32.9 million. This increase relates to additional personnel to support transaction growth and continued investment in health information technology and clinical products and services. Selling, general and administrative expenses, as a percentage of revenues, were 3.6% in fiscal 1999 compared to 3.9% in fiscal 1998. This decrease as a percentage of revenues is primarily due to the leveraging of fixed costs against increased revenue volume.

     Depreciation and amortization expenses in fiscal 1999 increased $2.2 million, or 33.2% to $9.0 million. This increase is attributable to increased goodwill amortization related to ProVantage's business acquisitions and increased amortization of capitalized software costs. Depreciation and amortization expenses as a percentage of revenues was 1.0% in both fiscal 1999 and fiscal 1998.

     Interest income in fiscal 1999 was $1.2 million, an increase of $0.7 million between fiscal years.

     The effective tax rate in fiscal 1999 was 42.5% compared to 43.2% in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues in fiscal 1998 increased $157.1 million, or 32.3%, to $643.3 million. This increase is attributable to internally generated growth in claims processing and mail pharmacy. Revenues from pharmacy claims processing increased $122.5 million, or 27.8%. This increase reflects a 16.4% increase in the number of claims processed and a 9.8% increase in the average revenue per claim processed. Revenues from mail pharmacy services increased

$29.8 million, or 79.1%, reflecting a 56.5% increase in the number of prescriptions dispensed and a 14.5% increase in the average revenue per prescription dispensed.

     Gross margin in fiscal 1998 increased $10.6 million, or 28.4%, compared to fiscal 1997. This increase over the prior year is principally attributable to a $4.7 million increase in net formulary concessions, a $2.8 million increase in gross margin associated with mail pharmacy, and a $1.7 million increase in gross margin associated with claims processing. The increase in formulary concessions is attributable to increased claims subject to formulary concessions and increased participation of pharmaceutical manufacturers in ProVantage's formulary program. As a percentage of revenues, gross margins were 7.4% in fiscal 1998 and 7.7% in fiscal 1997. This decline was due to increasing prescription costs and the addition of larger clients with lower average transaction fees, offset in part by the addition of higher margin clinical services and information technology products.

     Selling, general and administrative expenses in fiscal 1998 increased $4.9 million, or 24.6%, to $24.9 million. This increase relates to additional investments in information technology of $3.0 million, in clinical programs of $0.5 million and in infrastructure support of $1.4 million related to continued growth. As a percentage of revenues, selling, general and administrative expenses were 3.9% in fiscal 1998 compared to 4.1% in fiscal 1997.

     Depreciation and amortization expenses in fiscal 1998 increased $1.9 million, or 39.5%, to $6.8 million. This increase is attributable to increased depreciation and goodwill amortization related to business acquisitions. As a percentage of revenues, depreciation and amortization expenses were 1.0% in both fiscal 1998 and fiscal 1997.

     The effective tax rate in fiscal 1998 was 43.2% compared to 43.9% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to ProVantage's initial public offering, its cash needs in excess of cash flow provided by operations have been met principally by additional capital contributions from ShopKo with any excess cash distributed to ShopKo. Capital contributions from ShopKo during fiscal 1999 through the date of the initial public offering of ProVantage's common shares were $3.1 million. Capital contributions from ShopKo were $12.5 million and $21.1 million in fiscal years 1998 and 1997, respectively.

     ProVantage retained net cash proceeds of $20.0 million from the sale of 5,600,000 of its shares on July 19, 1999. In addition, on July 19, 1999 ProVantage entered into a credit agreement with ShopKo which allows ProVantage to borrow up to $25.0 million from ShopKo on a revolving basis. The credit agreement is unsecured, has a term that expires on January 31, 2001, provides that borrowings will bear interest at various market rates at the time of any borrowing and has an annual commitment fee of 1/5 of 1% of the total commitment amount. ProVantage may terminate the credit agreement at any time and may replace it with financing available to it based on market terms and conditions at the time of termination. ShopKo may terminate the credit agreement at any time after it no longer owns a majority of ProVantage's voting stock. There were no amounts outstanding under the credit agreement with ShopKo during fiscal 1999.

     Under ShopKo's credit agreement with its banks, ProVantage is considered a "subsidiary" of ShopKo which means that ShopKo is obligated to cause ProVantage to comply with certain covenants in the credit agreement. These covenants include prohibitions on ProVantage selling its common stock and the stock of its subsidiaries unless ShopKo meets financial tests, prohibitions on the pledging of particular categories of assets, limitations on ProVantage's ability to incur debt to third parties beyond specified limits and a prohibition on ProVantage from entering into agreements which restrict ProVantage's ability to pay dividends. ProVantage does not expect these covenants to impose any significant impediment on ProVantage's existing operations. There can be no assurance, however, that circumstances will not arise wherein such covenants could limit ProVantage's ability to enter into certain transactions.

Capital Expenditures and Acquisitions

     ProVantage's principal uses of cash are for capital expenditures, acquisitions and working capital purposes. ProVantage spent $15.9 million in fiscal 1999, $8.9 million in fiscal 1998 and $4.2 million in fiscal 1997 on capital expenditures. In addition, ProVantage incurred capital lease obligations of $3.1 million in fiscal 1999. Capital expenditures and capital lease obligations relate primarily to continuing investments in systems technology and hardware.

     ProVantage's total capital expenditures are expected to approximate $14.0 to $15.0 million for the fiscal year ending February 3, 2001. The expected capital expenditures are primarily to continue work with respect to the replacement of ProVantage's retail network processing system and continued enhancements and development of its suite of health information technology products. The estimated capital expenditures in fiscal 2000 exclude any capital required for potential business acquisitions. Such plans may be reviewed and revised from time-to-time in consideration of changing conditions.

     In addition, ProVantage has contingent payment obligations of up to $8.0 million with respect to an acquisition made in fiscal 1997. Based upon ProVantage's common stock price of $9.00 per share as of January 28, 2000, no portion of the contingent purchase price would be payable. For a more detailed description see footnote (2) to the accompanying financial statements.

     Cash provided by operating activities in fiscal 1999 was $20.6 million. Cash provided by operating activities was $9.5 million in fiscal 1998 and $12.0 million in fiscal 1997.

     ProVantage believes that its cash needs, other than for significant acquisitions, will be met in fiscal 2000 through the use of its existing available cash, cash generated from operations and borrowings under the ShopKo credit agreement or third-party sources.

ACQUISITIONS

     On December 31, 1999, ProVantage acquired for $5.0 million the remaining minority interest held in ProVMed LLC. ProVMed LLC performs advanced data warehousing, clinical and administration information support services. The purchase price included an allocation to goodwill of $3.4 million that will be amortized over a period of 20 years.

     On August 20, 1997, ProVantage acquired PharMark, a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million was paid in cash at the time of acquisition with an additional $1.0 million paid in August 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on the fair market value of ProVantage's outstanding common stock. No payment will be due if the fair market value is $250 million or less at the measurement date. The full $8.0 million will be due if the value equals or exceeds $500 million at the measurement date; and a pro rata portion of the $8.0 million contingent payment will be due if the value is between $250 million and $500 million at the measurement date. The contingent payments, if any, will be due and the ultimate amount of the payment calculated on the first to occur of August 20, 2002 or the date on which ShopKo and its affiliates cease to own at least a majority of the ProVantage outstanding common stock. The contingent payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 18 years. The contingent payments may be made, at ProVantage's election, in either cash, ShopKo common stock or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market.

     In fiscal 1996, ProVantage acquired CareStream ScripCard from Avatex Corporation ("Avatex"). CareStream ScripCard was a prescription benefit management company. The initial purchase price of $30.5 million was paid in cash. ProVantage also assumed approximately $0.8 million in liabilities for employee severance costs. Avatex had a right to receive one additional contingent cash payment at its election without further condition at any time prior to August 2, 2001. The present value of the minimum supplemental cash payment of $2.4 million at the date of acquisition was recorded as additional purchase price. Avatex in August 1999 exercised its right to the supplemental cash payment in the amount of $5.0 million which ProVantage paid in August 1999. Such additional purchase price is being amortized over a period of 18 years.

     In fiscal 1994, ProVantage acquired 97% of the outstanding common stock of Bravell, Inc. ("Bravell"), a pharmacy benefits management firm for approximately $17.3 million. ProVantage was also required to make additional payments which were contingent upon the future results of Bravell's operations. In fiscal 1996, $0.7 million was paid based on the financial results for fiscal 1995. ProVantage made a payment of approximately $8.9 million to the founders of Bravell in fiscal 1997 to (i) acquire the remaining 3% of the common stock of Bravell which ProVantage did not acquire in fiscal 1995, (ii) extinguish all remaining contingent payment obligations to the founders and (iii) terminate the founders' employment agreements. The $8.9 million payment included $8.1 million which was capitalized as additional purchase price amortized over 20 years and the remaining $0.8 million was expensed as severance cost.

YEAR 2000

     ProVantage did not experience any significant Year 2000 disruptions, nor did we experience any significant Year 2000 problems related to any of our vendors or customers. While no Year 2000 related disruptions have been experienced to date, there are some remaining Year 2000 risks. Based on currently available information, management believes that Year 2000 related disruptions or other problems, if any, will not have a significantly adverse effect on the Company's financial condition or results of operations.

     ProVantage incurred internal and external expenses of $1.1 million in conjunction with the Year 2000 compliance project. $0.7 million of such costs were incurred in fiscal 1999 and $0.4 million were incurred in fiscal 1998. ProVantage was not directly responsible for these costs since the costs for Year 2000 compliance were included in the payments to ShopKo under an information technology services agreement.

     Statements were made or contained herein or therein or any past statements made or contained herein or therein are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271), to the fullest extent permitted by law.

INFLATION

     Inflation has and is expected to have only a minor effect on the results of operations of ProVantage and its internal and external sources of liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an Amendment to SFAS No. 133", was issued, approving a delay in the effective date of SFAS No. 133 until January 2001. ProVantage believes this statement will have no significant impact on its consolidated financial statements.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 is effective for financial statements for the first fiscal quarter of the fiscal year beginning after December 15, 1999. ProVantage anticipates that the annual impact on its financial statements of adopting SAB No. 101 will not be significant.


MARKET RISK

     ProVantage has not historically been subject to material market risk, such as interest rate risk or foreign currency exchange risk. To the extent ProVantage borrows money pursuant to its credit agreement with ShopKo, ProVantage will be subject to changes in interest rates.


ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7a, as to Quantitative and Qualitative Disclosures about Market Risk is included on page 38 and is incorporated by reference herein.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements and supplementary data are included on pages 44 to 62 and are incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.


ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.       Consolidated Financial Statements:

                  See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42, the Independent Auditors' Report on page 43 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 44 to 62, all of which are incorporated herein by reference.

         2.       Financial Statement Schedule:

                  See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42 and the Financial Statement Schedule on page 63, all of which are incorporated herein by reference.

         3.       Exhibits:

                  See "Index to Exhibits" on pages 65 to 67 which is incorporated herein by reference.

                  Pursuant to Regulation S-K, Item 601(b) (4) (iii), the Company hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term obligations of the Company and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

(b)      Reports on Form 8-K:

                  The Company filed Current Reports on Form 8-K in the fourth fiscal quarter of fiscal 1999 as follows:

Date of Report               Items Reported

January 4, 2000              Items 5 and 7.  The Company issued a press release
                             regarding a new three-year agreement to continue to provide comprehensive pharmacy benefit management services to certain operating subsidiaries of the American Medical Security Group, Inc. and related matters.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                 Page
                                                                                                                 ----
Index to Consolidated Financial Statements of ProVantage Health Services, Inc. and Subsidiaries

     Independent Auditors' Report.................................................................                43

     Consolidated Statements of Net Earnings
              for each of the three years in the period ended January 29, 2000....................                44

     Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999......................                45

     Consolidated Statements of Cash Flows
              for each of the three years in the period ended January 29, 2000....................                46

     Consolidated Statements of Shareholders' Equity
              for each of the three years in the period ended January 29, 2000....................                48

      Notes to Consolidated Financial Statements ...................................................              49

Index to Financial Statement Schedule

      Schedule VIII-Valuation and Qualifying Accounts ............................................                63

All other schedules are omitted because they are not applicable or not required.


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors of
ProVantage Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of ProVantage Health Services, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the related consolidated statements of net earnings, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2000. Our audits also included the consolidated financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ProVantage Health Services, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 8, 2000

                PROVANTAGE HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                    (In thousands, except per share amounts)


                                                            Fiscal Years (52 Weeks) Ended
                                                  --------------------------------------------------
                                                   January 29,       January 30,       January 31,
                                                      2000              1999              1998
                                                  --------------    --------------    --------------

     Revenues                                     $    902,390      $    643,260      $    486,121

     Cost and Expenses:
         Cost of revenues                              842,045           595,414           448,865
         Selling, general and
             administrative expenses                    32,937            24,910            19,990
         Depreciation and amortization
             expenses                                    9,024             6,776             4,857
                                                  --------------    --------------    --------------

                                                       884,006           627,100           473,712
                                                  --------------    --------------    --------------

     Earnings from operations                           18,384            16,160            12,409

     Interest income - net                               1,213               543               293
                                                  --------------    --------------    --------------

     Earnings before income taxes                       19,597            16,703            12,702

     Provision for income taxes                          8,335             7,221             5,581
                                                  --------------    --------------    --------------

     Net earnings                                 $     11,262      $      9,482      $      7,121
                                                  ==============    ==============    ==============

     Basic net earnings per share
         of common stock                          $       0.72       $      0.76       $      0.57
                                                  ==============    ==============    ==============

     Weighted average number of shares
         of common stock outstanding                    15,644            12,550            12,550
                                                  ==============    ==============    ==============

     Diluted net earnings per share of
         common stock outstanding                 $       0.72       $      0.76       $      0.57
                                                  ==============    ==============    ==============

     Adjusted weighted average
         number of shares of
         common stock outstanding                       15,645            12,550            12,550
                                                  ==============    ==============    ==============




                See notes to consolidated financial statements.

                PROVANTAGE HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          January 29,         January 30,
      Assets                                                                  2000                1999
                                                                         ---------------     ---------------

      Current Assets:
          Cash and cash equivalents                                      $      39,895       $      24,680
          Receivables, less allowance for losses of $1,213
          and $1,314, respectively                                             114,456              83,483
          Pharmaceutical inventories                                             3,713               3,121
          Deferred tax benefits                                                    650               1,260
          Other current assets                                                   1,620               1,083
                                                                         ---------------     ---------------

              Total current assets                                             160,334             113,627

      Intangibles - net                                                         67,978              66,053
      Other assets - net                                                            21               3,295
      Property and equipment - net                                              28,916              15,276
                                                                         ---------------     ---------------

              Total Assets                                               $     257,249       $     198,251
                                                                         ===============     ===============

      Liabilities and Shareholders' Equity

      Current  Liabilities:
          Short-term obligations                                         $         826       $         968
          Accounts payable                                                      89,881              65,566
          Accrued liabilities                                                   12,011              13,199
                                                                         ---------------     ---------------

              Total current liabilities                                        102,718              79,733

      Long-term obligations                                                      2,006                  --

      Deferred income taxes                                                      7,483               3,521

      Minority interest                                                             --               2,949

      Shareholders' Equity:
          Common stock, 18,150 shares issued at                                    182                 126
          January 29, 2000 and 12,550 at January 30, 1999
          Additional paid-in capital                                           137,918              88,997
          Retained earnings                                                      6,942              22,925
                                                                         ---------------     ---------------

              Total Shareholders' Equity                                       145,042             112,048
                                                                         ---------------     ---------------

              Total Liabilities and Shareholders' Equity                 $     257,249       $     198,251
                                                                         ===============     ===============



                See notes to consolidated financial statements.

                PROVANTAGE HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Fiscal Years (52 Weeks) Ended
                                                    ------------------------------------------------------
                                                     January 29,         January 30,        January 31,
                                                         2000               1999               1998
                                                    ---------------    ----------------   ----------------
  CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings                                      $      11,262      $     9,482        $     7,121
  Adjustment to reconcile net earnings to
  net cash provided by operating
  activities:
      Depreciation and amortization                         9,024            6,776              4,857
      Provision for losses on receivables                     859              392                139
      Deferred income taxes                                 4,572            1,715                305

  Change in assets and liabilities
  excluding the effect of business
  acquisitions:
      Receivables                                         (32,079)         (25,032)            (5,621)
      Pharmaceutical inventories                             (592)          (1,809)               (62)
      Other current assets                                   (259)            (932)               151
      Other assets                                          1,763            1,992             (1,500)
      Accounts payable                                     24,315           19,597             11,157
      Accrued liabilities                                   1,713           (2,704)            (4,561)
                                                    ---------------    ----------------   ----------------

           Net cash provided by operating
              activities                                   20,578            9,477             11,986

  CASH FLOWS USED IN INVESTING
  ACTIVITIES:
      Payments for property and
          equipment                                       (15,872)          (8,863)            (4,198)
      Business acquisitions, net of cash
          acquired                                        (10,000)              --            (22,390)
                                                    ---------------    ----------------   ----------------

          Net cash used in investing
              activities                                  (25,872)          (8,863)           (26,588)

  CASH FLOWS FROM FINANCING
  ACTIVITIES:
      Payments of short-term obligations                   (1,222)               1                967
      Issuance of common stock                             92,369               --                 --
      Dividend paid to parent                             (73,744)              --                 --
      Capital contributions                                 3,106           12,475             21,063
      Payments of long-term obligations                        --             (943)              (841)
                                                    ---------------    ----------------   ----------------

          Net cash provided by financing
              activities                                   20,509           11,533             21,189
                                                    ---------------    ----------------   ----------------


  Net increase in cash and cash
      equivalents                                          15,215             12,147              6,587
  Cash and cash equivalents at
      beginning of period                                  24,680             12,533              5,946
                                                    ---------------    ----------------   ----------------
  Cash and cash equivalents at end of
      period                                        $      39,895      $      24,680      $      12,533
                                                    ===============    ================   ================

  SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Non-cash financial activities:
       Capital lease obligations
          incurred                                  $       3,086      $          --      $          --

  Cash paid during the period for:
       Income taxes                                 $       4,529      $       6,793      $       5,585

  The purchase price of acquisitions
      consisted of the following:
      Cash paid                                     $      10,000      $          --      $      22,390
      Notes payable issued                                     --                 --              1,833
      Liabilities assumed                                      --                 --              4,030
                                                    ---------------    ----------------   ----------------

          Total fair value of acquisitions          $      10,000      $          --      $      28,253
                                                    ===============    ================   ================




                See notes to consolidated financial statements.

                PROVANTAGE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY
                                 (In thousands)


                                              Common Stock                Additional
                                    ---------------------------------      Paid-In         Retained
                                        Shares           Amount            Capital         Earnings
                                    ---------------  ----------------  ---------------  ----------------

Balances at February 1, 1997              12,550     $        126      $     55,459     $      6,322
Capital contribution                          --               --            21,063               --
Net earnings                                  --               --                --            7,121
                                    ---------------  ----------------  ---------------  ----------------

Balances at January 31, 1998              12,550              126            76,522           13,443
Capital contribution                          --               --            12,475               --
Net earnings                                  --               --                --            9,482
                                    ---------------  ----------------  ---------------  ----------------

Balances at January 30, 1999              12,550              126            88,997           22,925
Capital contribution                          --               --             3,106               --
Dividend paid to parent                       --               --           (46,498)         (27,245)
Sale of common stock under public
offering                                   5,600               56            92,313               --
Net earnings                                  --               --                --           11,262
                                    ---------------  ----------------  ---------------  ----------------

Balances at January 29, 2000              18,150     $        182      $    137,918     $      6,942
                                    ===============  ================  ===============  ================







                See notes to consolidated financial statements.

                PROVANTAGE HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation:

     The consolidated financial statements include the accounts of ProVantage Health Services, Inc. and all its subsidiaries ("ProVantage"). ProVantage consolidates all subsidiaries in which it has a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

     ProVantage was a wholly owned subsidiary of ShopKo Stores, Inc. ("ShopKo") until July 19, 1999. ProVantage on July 19, 1999 sold shares of its common stock as part of an initial public offering. ShopKo's ownership interest was reduced to 64.5% as a result of the shares sold.

     ProVantage uses the same fiscal year as ShopKo. ProVantage's fiscal year conforms to the National Retail Federation calendar and ends on the Saturday closest to the end of January. ProVantage has adopted a convention of referring to a fiscal year by the year in which the fiscal year begins. For example, the fiscal year which began on January 30, 1999 and ended on January 29, 2000 is referred to as "fiscal 1999".

     ProVantage, which conducts its business principally throughout the United States, provides health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services.

     For fiscal years 1997 and 1998 and the portion of fiscal year 1999 prior to July 19, 1999, certain general, administrative and other expenses reflected in the consolidated financial statements include allocations of certain corporate expenses from ShopKo which took into consideration personnel, space, estimates of time spent to provide services or other appropriate bases. These allocations include services and expenses for general management, information systems management, treasury, tax, financial reporting, benefits administration, insurance, legal, communications and other miscellaneous services. Since July 19, 1999, ShopKo has continued to provide certain services under contractual agreements for such items. See Note (11).

     Management believes the allocations for costs associated with services provided by ShopKo for fiscal periods prior to July 19, 1999 were made on a reasonable basis. Although these allocations may not have necessarily represented the costs which would have been or may have been incurred by ProVantage on a stand-alone basis, management believes that any such variance in costs would not have been significant.

Revenues and Cost of Revenues:

     ProVantage's revenues include (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by ProVantage or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) the sale of eyeglasses and contact lenses and related administrative fees relating to vision benefit management services; and (iii) license and service fees for health information technology and clinical support services. Revenues from the dispensing of pharmaceuticals from ProVantage's mail service pharmacy are recognized when the prescription is shipped. Revenues from claim processing fees and sales of prescription drugs and vision benefits by pharmacies and vision providers in ProVantage's network are recognized when the claims are processed. When ProVantage provides pharmacy and vision benefits to members in health benefit plans sponsored by ProVantage's clients and has an independent contractual obligation to pay its network pharmacy and vision providers for benefits provided to members in ProVantage's clients' health benefit plans, ProVantage includes payments from plan sponsors for these benefits as revenues. If ProVantage is only administering the plan sponsor's pharmacy benefit contract, ProVantage records only the administrative fee derived from the contract as revenue. Clinical and health information technology revenues are recognized as the services are performed and earned in accordance with contractual agreements.

     Cost of revenues includes the amounts paid to network pharmacies and optical centers for medical claims and the cost of prescription medications sold through the mail service pharmacy. Cost of revenues is reduced by formulary concessions received from pharmaceutical manufacturers. Generally, the agreements with these pharmaceutical manufacturers stipulate that in order to receive payments, minimum changes in market share must be achieved for specified pharmaceutical products. Currently, almost all of these agreements require these minimum changes in market share levels to be achieved on a calendar quarter basis. The amounts due to ProVantage under these agreements are recorded as reductions to cost of revenues upon achieving the stipulated minimum changes in market share levels. Rebates and discounts for purchases through ProVantage's mail service facility are recorded as adjustments to cost of revenues. ProVantage does not take possession or legal ownership of eyewear or pharmaceutical drugs dispensed by the retail pharmacy network, although ProVantage assumes the legal liability and financial risk for these transactions.

Cash and Cash Equivalents:

     ProVantage records all highly liquid investments with a maturity of three months or less as cash equivalents.

Receivables:

     Receivables consist primarily of amounts collectible from (i) insurance companies, third party administrators and self-funded medical plan sponsors for pharmaceutical claims and claim processing fees, (ii) pharmaceutical manufacturers and third party formulary administrators for formulary concessions and (iii) customers for license and service fees for health information technology and clinical support services. Substantially all amounts are expected to be collected within one year.

Pharmaceutical Inventories:

     Pharmaceutical inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the first-in, first-out (FIFO) method.

Property and Equipment:

     Property and equipment are carried at cost. The cost of equipment is depreciated over the estimated useful life of the assets using the straight-line method. Useful lives generally assigned are 3 to 10 years. Costs of leasehold improvements are amortized over the period of the lease or the estimated useful life of the asset, whichever is shorter, using the straight-line method.

     Expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers or to the date placed into production are capitalized and included as property and equipment. During fiscal years 1999 and 1998, $10.0 million and $4.6 million in software development costs were capitalized, respectively. Amortization of capitalized amounts commences on the date of general release to customers or the date placed into production using the straight-line method over the estimated economic life of the product.

Impairment of Long-Lived Assets:

     ProVantage evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The identification of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. No such impairment existed as of January 29, 2000 in the opinion of management.

Net Earnings Per Common Share:

     Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method.

Income Taxes:

     ProVantage's financial results were included in ShopKo's consolidated U.S. federal income tax return for fiscal periods through the date of ProVantage's initial public offering. ProVantage's provisions for income taxes for periods prior to July 19, 1999 were computed as if ProVantage were, in effect, a separate company. ProVantage is responsible for filing its own U.S. federal income tax return for the period July 19, 1999 through January 29, 2000 and for subsequent fiscal years. The amounts reflected in the provision for income taxes for all fiscal periods are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income.

     The  financial   statements  reflect  the  application  of  SFAS  No.  109,
"Accounting for Income Taxes".

Fair Value of Financial Instruments:

     For certain of ProVantage's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of ProVantage's short-term obligations and long-term obligations reasonably approximate the quoted market values for the same or similar issues.

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


(2) ACQUISITIONS

     ProVantage on December 31, 1999 acquired for $5.0 million the remaining minority interest in ProVMed LLC. ProVMed LLC performs advanced data warehousing, clinical and administration information support services. The purchase price included an allocation to goodwill of $3.4 million that is being amortized over a period of 20 years.

     ProVantage on August 20, 1997 acquired PharMark, a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million was paid in cash at the time of acquisition with an additional $1.0 million paid in August 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on the fair market value of ProVantage's outstanding common stock. No payment will be due if the fair market value is $250 million or less at the measurement date. The full $8.0 million will be due if the value equals or exceeds $500 million at the measurement date; and a pro rata portion of the $8.0 million contingent payment will be due if the value is between $250 million and $500 million at the measurement date. The contingent payments, if any, will be due, and the ultimate amount of the payment calculated, on the first to occur of August 20, 2002 or the date on which ShopKo and its affiliates cease to own at least a majority of the ProVantage outstanding common stock. The contingent payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 18 years. The contingent payments may be made, at ProVantage's election, in either cash, ShopKo common stock or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market.

     ProVantage in fiscal 1996 acquired CareStream ScripCard from Avatex Corporation ("Avatex"). CareStream ScripCard was a prescription benefit management company. The initial purchase price of $30.5 million was paid in cash. ProVantage also assumed approximately $0.8 million in liabilities for employee severance costs. Avatex had a right to receive one additional contingent cash payment at its election without further condition at any time prior to August 2, 2001. The present value of the minimum supplemental cash payment of $2.4 million at the date of acquisition was recorded as additional purchase price. Avatex in August 1999 exercised its right to the supplemental cash payment in the amount of $5.0 million which ProVantage paid in August 1999. Such additional purchase price is being amortized over a period of 18 years.

     ProVantage in fiscal 1994 acquired 97% of the outstanding common stock of Bravell, Inc. ("Bravell"), a pharmacy benefits management firm for approximately $17.3 million. ProVantage was also required to make additional payments that were contingent upon the future results of Bravell's operations. In fiscal 1996, $0.7 million was paid based on the financial results for fiscal 1995. ProVantage made a payment of approximately $8.9 million to the founders of Bravell in fiscal 1997 to (i) acquire the remaining 3% of the common stock of Bravell which ProVantage did not acquire in fiscal 1995, (ii) extinguish all remaining contingent payment obligations to the founders and (iii) terminate the founders' employment agreements. The $8.9 million payment included $8.1 million which was capitalized as additional purchase price amortized over 20 years and the remaining $0.8 million was expensed as severance cost.

     The allocation of the purchase prices of ProVantage's acquisitions were based on fair values at the dates of acquisition. The results of the acquired companies' operations since the dates of acquisition have been included in the consolidated statements of net earnings of ProVantage.

(3) INTANGIBLES - NET

     Intangibles, net consists of the following:

                                                                        (In Thousands)
                                                              -----------------------------------
                                                                January 29,       January 30,
                                                                   2000               1999
                                                              --------------    -----------------

         Customer relationships                               $       8,549     $       8,549
         Retail pharmacy network                                     12,500            12,500
         Goodwill                                                    60,369            54,497
                                                              --------------    -----------------

                                                                     81,418            75,546

         Less accumulated amortization                               13,440             9,493
                                                              --------------    -----------------

         Intangibles, net                                     $      67,978     $      66,053
                                                              ==============    =================

     Intangibles are amortized using the straight-line method over 18 to 22 years. Amortization expense related to these intangibles was $3.9 million, $3.7 million and $3.3 million in fiscal years 1999, 1998 and 1997, respectively.


(4) PROPERTY AND EQUIPMENT - NET

     Property and equipment and related accumulated depreciation and amortization consists of the following:


                                                                      (In Thousands)
                                                             ----------------------------------
                                                               January 29,        January 30,
                                                                  2000               1999
                                                             --------------    ----------------
         Property and equipment at cost:
             Software                                         $     25,504      $      13,834
             Equipment                                              10,524              6,441
             Equipment under capital leases                          3,086                  -
             Leasehold improvements                                    909                668
                                                             --------------    ----------------

                                                                    40,023             20,943
         Less accumulated depreciation and amortization             11,107              5,667
                                                             --------------    ----------------

         Property and equipment, net                         $      28,916      $      15,276
                                                             ==============    ================

     Total amortization expense of capitalized software costs was $3.0 million, $1.9 million and $1.0 million in fiscal years 1999, 1998 and 1997, respectively. Total amortization expense of equipment under capital leases was $0.2 million in fiscal 1999.

(5) SHORT-TERM OBLIGATIONS

     ProVantage's short-term obligations as of January 29, 2000 consisted of current amounts due under long-term capital lease obligations. ProVantage's short-term obligations at January 30, 1999 consisted of two promissory notes due to the former owners of PharMark. The promissory notes were repaid in fiscal 1999.


(6) LONG-TERM OBLIGATIONS AND LEASES

     ProVantage's long-term obligations consist of capital leases related to equipment. ProVantage is also obligated under non-cancelable operating leases, primarily for buildings and computer hardware. Minimum future obligations under capital and operating leases in effect at January 29, 2000 are as follows:



                                                                       (In Thousands)
                                                            --------------------------------------
                                                                Capital              Operating
                                                                 Lease                 Lease
                                         Year                 Obligations           Obligations
                                 ---------------------      ----------------    ------------------

                                         2000               $         1,026     $         1,185
                                         2001                         1,004                 961
                                         2002                           824                 677
                                         2003                           362                 455
                                         2004                            --                 200
                                  Subsequent to 2004
                                                                         --               1,900
                                                            ----------------    ------------------

                                    Total Minimum
                                  Future Obligations
                                                                      3,216     $         5,378
                                                                                ==================

                                    Less Interest                       384
                                                            ----------------

                                   Present Value of
                                    Minimum Future
                                     Obligations                      2,832

                                   Less Short-Term
                                       Portion                          826
                                                            ----------------

                                      Long-Term
                                       Portion              $         2,006
                                                            ================



     Operating lease costs with terms greater than one year were $1.6 million, $1.9 million and $0.9 million in fiscal years 1999, 1998 and 1997, respectively.

     Interest expense on the outstanding obligations under capital leases was $0.1 million in fiscal 1999.


(7) INCOME TAXES:

     The provisions for income taxes in the accompanying financial statements have been calculated as if ProVantage was a separately taxed entity for each of the periods presented. The provisions for income taxes include the following:



                                                               (In Thousands)
                                            -----------------------------------------------------
                                                 1999               1998               1997
                                            ---------------    ---------------    ---------------
         Current:

                      Federal               $       3,190      $       4,428      $       4,292
                      State                           573              1,078                984
                      Deferred                      4,572              1,715                305
                                            ---------------    ---------------    ---------------

                      Total Provision       $       8,335      $       7,221      $       5,581
                                            ===============    ===============    ===============

     Provision is made for deferred income taxes and future income tax benefits applicable to temporary differences between financial and tax reporting. The sources of these differences and the effects of each are as follows:

                                                            (In Thousands)
                                        -------------------------------------------------------
                                             1999                1998                1997
                                        ---------------     ---------------     ---------------
         Depreciation and
             amortization               $      3,962        $      2,072        $        131
         Reserves and
             allowances                          557                (118)                166
         Other                                    53                (239)                  8
                                        ---------------     ---------------     ---------------

                                        $      4,572        $      1,715        $        305
                                        ===============     ===============     ===============


     The effective tax rates vary from the statutory federal income tax rate as follows:


                                             1999                1998                1997
                                        ---------------     ---------------    -----------------

         Statutory income tax                  35.0%              35.0%              35.0%
         State income taxes, net
             of federal tax benefit              4.6               5.1                5.0
         Goodwill                                2.7               2.9                3.7
         Other                                   0.2               0.2                0.2
                                        ---------------     ---------------    -----------------

                                                42.5%             43.2%              43.9%
                                        ===============     ===============    =================

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of ProVantage's net deferred tax liability are as follows:


                                                                 (In Thousands)
                                                   --------------------------------------------
                                                       January 29,              January 30,
                                                          2000                     1999
                                                   -------------------      -------------------
          Deferred tax liabilities:
               Goodwill                             $         $2,078         $          1,948
               Property and equipment                          5,405                    1,573
                                                   -------------------      -------------------

                  Total deferred tax liabilities               7,483                    3,521

          Deferred tax assets:
              Reserves and allowances                           (650)                  (1,260)
                                                   -------------------      -------------------

                  Total deferred tax assets                     (650)                  (1,260)
                                                   -------------------      -------------------

          Net deferred tax liabilities              $          6,833         $          2,261
                                                   ===================      ===================


(8) SHAREHOLDERS' EQUITY

     ProVantage has 50,000,000 shares of $.01 par value of common stock authorized of which 12,550,000 shares were issued and outstanding as of January 30, 1999. ProVantage issued an additional 5,600,000 shares of common stock on July 19, 1999 at a public offering price of $18.00 per share in its initial public offering. ProVantage has a total of 18,150,000 shares of its common stock issued and outstanding as of January 29, 2000.

     ProVantage retained $20.0 million of the net proceeds from the initial public share offering proceeds for use for working capital purposes, capital expenditures and other general corporate purposes. The remaining proceeds from the initial public offering of $73.7 million were paid to ShopKo as payment of a dividend declared prior to the offering.

     ProVantage has not paid any regular cash dividends during the periods presented in the accompanying consolidated financial statements.


(9) STOCK OPTIONS

     ProVantage's Stock Incentive Plan allows the granting of stock options and other equity-based awards to various officers, directors and other employees of ProVantage at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. ProVantage has reserved 1,750,000 shares for issuance under the 1999 Stock Incentive Plan. The options vest at the rate of 40% on the second anniversary of the grant date and 20% annually thereafter for officers and employees and at the rate of 100% on the second anniversary of the date of grant for non-employee directors.

     All stock options vest immediately upon a change of control. Changes in the options are as follows (shares in thousands):


                                                                                              Weighted
                                                                                              Average
                                                                                              Exercise
                                                      Shares           Price Range             Price
                                                    ------------    ------------------    ----------------

       Outstanding,  prior to July 14, 1999              -          $      -              $      -
       Granted                                          559           8.875-18.00              17.57
       Cancelled and forfeited                           (7)             18.00                 18.00
                                                    ------------    ------------------    ----------------

       Outstanding, January 29, 2000                    552         $ 8.875-18.00         $    17.57
                                                    ============    ==================    ================


     The following table summarizes information about stock options outstanding at January 29, 2000 (shares in thousands):



                                                              Weighted Average
                                    Shares Outstanding            Remaining            Weighted Average
           Exercise Prices         at January 29, 2000        Contractual Life          Exercise Price
        -----------------------    ---------------------     --------------------    ---------------------

                $8.00 to 13.00              32                       9.7             $       10.44
                13.01 to 18.00             520                       9.5                     18.00
                                   ---------------------     --------------------    ---------------------

                                           552                       9.5             $       17.57
                                   =====================     ====================    =====================


     There are no options that are exercisable as of January 29, 2000.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock incentive plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and diluted net earnings per common share for 1999 would have been reduced to the pro forma amounts indicated below:


                                                                          (In Thousands)
           Net earnings
               As reported                                              $     11,262
               Pro forma                                                      10,911

           Diluted net earnings per common share (in dollars)
               As reported                                              $       0.72
               Pro forma                                                        0.70

     The weighted average fair value of options granted was $9.47 per share in fiscal 1999.

     The fair value of stock options used to compute pro forma net earnings and diluted net earnings per common share disclosures for 1999 is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:


           Risk-free interest rate                                          6.6%
           Expected volatility                                             56.0%
           Dividend yield                                                   0.0%
           Expected option life (years)                                     4.5


(10) EMPLOYEE BENEFITS

     Substantially all employees of ProVantage are covered by a defined contribution profit sharing plan sponsored by ShopKo. The plan provides for two types of employer contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to one-half of the first 6% of compensation contributed by participating employees. ProVantage's contributions were $0.7 million, $0.2 million and $0.1 million for fiscal years 1999, 1998 and 1997, respectively.

     ProVantage also has change of control severance agreements with certain key officers. Under these agreements, the officers are entitled to a lump-sum cash payment equal to a multiple of one, one and one half or two times their annual salary plus a multiple of one, one and one half times or two times their average annual bonus for the three fiscal years immediately preceding the date of termination, if, within two years after a "change of control" (as defined in such agreements), the individual's employment is terminated by ProVantage without cause.


(11) RELATED PARTY TRANSACTIONS

     ProVantage, in conjunction with its initial public offering, entered into agreements on July 19, 1999 which require ShopKo to provide credit, administrative and information technology services to ProVantage. All of these agreements expire on January 31, 2001 and are subject to automatic one-year renewal terms and earlier termination under certain circumstances. ProVantage also began leasing its new corporate headquarters building from ShopKo effective August 1, 1999. The initial term for the building lease extends for fifteen years and includes renewal options thereafter.

     The credit agreement provides ProVantage with an unsecured, revolving line of credit of up to $25.0 million at market rates. ProVantage pays an annual facility fee of 1/5 of one percent of the total commitment amount.

     The administrative services agreement provides ProVantage with certain administrative, support and consultation services including employee benefits, insurance, tax compliance, treasury and accounts payable and payroll processing.

     The information technology services agreement provides ProVantage with the use of the personnel to manage and maintain certain hardware, software and computer facilities.

     The total cost incurred by ProVantage under the aforementioned credit and services agreements with ShopKo from July 19, 1999 through the end of fiscal 1999 was $0.6 million. In addition, ProVantage also paid ShopKo rent expense for its office building totaling $0.1 million in fiscal 1999.

     General administrative and other expenses were allocated to ProVantage from ShopKo for fiscal periods prior to July 19, 1999. These allocations took into consideration personnel, space, estimates of time spent to provide services or other appropriate bases and included amounts for general management, tax, financial reporting, benefits administration, insurance, legal, communications and other miscellaneous services. Amounts charged for these services reflect amounts historically incurred by ShopKo and were $0.5 million, $1.2 million and $1.1 million for fiscal years 1999, 1998 and 1997, respectively.

     Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs that would have been or may be incurred by ProVantage on a stand-alone basis, management believes that any variance in costs would not be significant.

     ProVantage in conjunction with its initial public offering also entered into an indemnification and hold harmless agreement with ShopKo which included, among other things, an indemnification against any loss related to a minority interest position investment held by ProVantage in a startup healthcare development software company. Subsequent to the date of the initial public offering, ProVantage, as a result of the software company's failure to achieve a commercially successful product, its significant operating losses and its inability to secure additional financing, concluded that its investment of $1.5 million in the software company was impaired. As a result of the decision that the investment was impaired, ProVantage asserted its position under the ShopKo indemnification and hold harmless agreement and ShopKo agreed to reimburse ProVantage for its impairment loss.

     ProVantage provides claims processing services for ShopKo. ProVantage bills ShopKo for the cost of the prescription claim plus processing fees. These amounts were $2.6 million, $2.1 million and $1.6 million for fiscal years 1999, 1998 and 1997, respectively, and were included in ProVantage's revenues.

     A portion of ProVantage's payments made to network pharmacies is made to pharmacies owned by ShopKo. The payments reflect the cost of the prescription claim less an on-line remittance fee. These amounts were $52.1 million, $35.7 million and $25.8 million for fiscal years 1999, 1998 and 1997, respectively, and were included in ProVantage's cost of revenues. Accounts payable include amounts payable to ShopKo for claims of $4.5 million at January 29, 2000 and $1.7 million at January 30, 1999, respectively.

     ProVantage sold to ShopKo in fiscal 1999 an end user license for ProVantage's pharmaceutical data warehouse product for $350,000.

     ProVantage receives formulary concessions from pharmaceutical manufacturers. $0.1 million of these concessions were shared with and paid to the network pharmacies owned by ShopKo in 1997 and were included in ProVantage's cost of revenues.

     Purchases of inventory from ShopKo were $0.3 million, $0.3 million and $0.8 million for fiscal years 1999, 1998 and 1997, respectively.

     During fiscal 1998, ShopKo entered into an agreement to acquire certain Internet infrastructure, development and user interface products from Microstrategy, Inc. ("Microstrategy"). As part of the agreement, Microstrategy also granted ShopKo a warrant to purchase shares of Microstrategy. ShopKo anticipated when entering into the agreement that both ProVantage and ShopKo would be utilizing the products and services provided by Microstrategy. During fiscal 1999, $600,000 of realized value from the exercise of vested warrants was allocated to ProVantage based on actual utilization of the products and services under the agreement in fiscal 1999 and planned utilization contemplated over the life of the agreement.

     The total payable to ShopKo as of January 29, 2000 was $11.2 million.


(12) MAJOR CUSTOMERS

     One customer represented $101.1 million, or 11.2% of revenues in fiscal 1999, $76.1 million, or 11.8% of revenues in fiscal 1998 and $58.6 million, or 12.1% of revenues in fiscal 1997.


(13) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information is as follows (amounts in thousands, except per share data):



                                                  Fiscal Year (52 Weeks) Ended January 29, 2000
                              --------------------------------------------------------------------------------------
                                 First           Second            Third             Fourth             Year
                              -------------   --------------    -------------     -------------    ----------------

Net revenues                    $214,949            $214,894       $225,872            $246,675            $902,390
Gross margin                      13,768              13,845         14,560              18,172              60,345
Net earnings                       2,353               2,387          2,605               3,917              11,262
Basic net earnings
    per common share                0.19                0.17           0.14                0.22                0.72
Weighted average
    shares                        12,550              13,688         18,150              18,150              15,644
Diluted net earnings
    per common share                0.19                0.17           0.14                0.22                0.72
Adjusted weighted
    average shares                12,550              13,689         18,150              18,151              15,645
Price range per
    common share*                    -        21 3/16-17 7/8      18-8 3/16       12 1/16-7 1/4       21 3/16-7 1/4





                                                 Fiscal Year (52 Weeks) Ended January 30, 1999
                              --------------------------------------------------------------------------------------
                                 First            Second            Third            Fourth              Year
                             ---------------   --------------   --------------    --------------   -----------------

Net revenues                    $145,773            $148,987       $164,785            $183,715            $643,260
Gross margin                      10,403              11,042         11,634              14,767              47,846
Net earnings                       1,812               1,924          2,044               3,702               9,482
Basic net earnings
    per common share                0.14                0.15           0.16                0.30                0.76
Weighted average
    shares                        12,550              12,550         12,550              12,550              12,550
Diluted net earnings
    per common share                0.14                0.15           0.16                0.30                0.76
Adjusted weighted
    average shares                12,550              12,550         12,550              12,550              12,550


*Price range per common share reflects the highest and lowest stock market prices on the New York Stock Exchange during each quarter since ProVantage's initial public offering date of July 14, 1999.

PROVANTAGE HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR RECEIVABLES (IN THOUSANDS)


                                        BALANCE AT
                                       BEGINNING OF                                           BALANCE AT
                                           YEAR            ADDITIONS        DEDUCTIONS        END OF YEAR
                                      ---------------------------------------------------------------------

Year ended January 31, 1998                $1,718              $139              $881             $  976
                                      ===============    ==============    ==============    ==============

Year ended January 30, 1999                $  976              $392              $ 54             $1,314
                                      ===============    ==============    ==============    ==============

Year ended January 29, 2000                $1,314              $859              $960             $1,213
                                      ===============    ==============    ==============    ==============


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  ProVantage Health Services, Inc. (Registrant)
Date:  April 20, 2000
                               By:  /S/ Jeffrey A. Jones
                                    --------------------
                                    Jeffrey A. Jones, President and Chief

                                    Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                    SIGNATURE                           TITLE                               DATE
           ------------------------           -------------------------------           --------------
           /s/   William J. Podany*                Chairman of the Board                April 20, 2000
           ------------------------
           William J. Podany

           /s/  Robert J. Abramowski          Senior Vice President and Chief           April 20, 2000
           -------------------------                 Financial Officer
           Robert J. Abramowski

           /s/  Peter J. Beste                    Chief Accounting Officer              April 20, 2000
           -------------------
           Peter J. Beste

           /s/  Jeffrey C. Girard *                       Director                      April 20, 2000
           ------------------------
           Jeffrey C. Girard

           /s/  Jeffrey A. Jones*                         Director                      April 20, 2000
           ----------------------
           Jeffrey A. Jones

           /s/  Dale P. Kramer*                           Director                      April 20, 2000
           --------------------
           Dale P. Kramer

           /s/  Terry R. Thompson*                        Director                      April 20, 2000
           -----------------------
           Terry R. Thompson

           /s/   Gregory H. Wolf*                         Director                      April 20, 2000
           ----------------------
           Gregory H. Wolf

           /s/  Patricia A. Nussle
           -----------------------
           Patricia A. Nussle


*By Patricia A. Nussle pursuant to Powers of Attorney.

                                INDEX TO EXHIBITS


           EXHIBIT
            NUMBER                    DOCUMENT DESCRIPTION
            ------                    --------------------
             3.1                      Restated Certificate of Incorporation of
                                      the Registrant, incorporated by reference from the Registrant's Registration
                                      Statement on Form S-1 (Reg. No. 333-71743)

             3.2 Amended and Restated Bylaws of the Registrant, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743)

             4.1 Form of Stock Certificate, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743)

             4.2 Rights Agreement between the Registrant and Norwest Bank Minnesota, N.A. dated as of March 12, 1999 (including the Form of Certificate of Designation, Preferences and Rights of Senior B Junior
                                      Participating  Preferred Stock and Form of
                                      Rights Certificate), incorporated by
                                      reference from the Registrant's Quarterly
                                      Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

             10.1                     Administrative Services Agreement dated
                                      as of July 19, 1999 between the Registrant and ShopKo Stores, Inc., incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

             10.2                     I.T. Support Agreement dated as of
                                      July 19, 1999 between the Registrant and
                                      ShopKo  Stores, Inc., incorporated by
                                      reference from the Registrant's Quarterly
                                      Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

             10.3 Credit Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc., incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

             10.4 Indemnification and Hold Harmless Agreement dated as of July 19, 1999 between the Registrant and ShopKo Stores, Inc., incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

           EXHIBIT
            NUMBER                    DOCUMENT DESCRIPTION
            ------                    --------------------
             10.5                     Registration Rights Agreement dated as of
                                      July 19, 1999 between the  Registrant  and
                                      ShopKo  Holdings, Inc., incorporated by
                                      reference from the Registrant's Quarterly
                                      Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

             10.6                     Tax Matters Agreement dated as of July
                                      19, 1999 between the Registrant and ShopKo
                                      Stores, Inc., incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999 (File No. 1-14923)

             10.7 Lease Agreement dated as of August 1, 1999 between the Registrant and ShopKo Stores, Inc. *

             10.8 End User License Agreement dated as of January 29, 2000 between the Registrant and ShopKo Stores, Inc. *

             10.9 Form of Indemnification Agreement between the Registrant and the directors and certain officers of the Registrant, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743)

            10.10 Form of Change of Control Severance Agreement between the Registrant and certain officers of the Registrant, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743) **

            10.11 Prescription Benefit Management Agreement between ProVantage Prescription Benefit Management, Inc. and American Medical Security, Inc. dated as of December 31, 1999 *

            10.12 Registrant's 1999 Stock Incentive Plan, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743) **

            10.13 Prescription Benefit Management Agreement between the Registrant and ShopKo Stores, Inc. dated as of January 27, 1999, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743)

            10.14                     System Agreement between Systems
                                      Xcellence USA, Inc. and the Registrant
                                      dated as of January 27, 1999, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743)

           EXHIBIT
            NUMBER                    DOCUMENT DESCRIPTION
            ------                    --------------------

            10.15 Vision Benefit Group Insurance Policy, incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-71743)

             11.0 Statement Regarding Computation of Earnings per Common and Common Equivalent Share *

             21.1                     Subsidiaries of the Registrant *

             23.1                     Consent of Deloitte & Touche LLP *

             24.1                     Directors Powers of Attorney *

             27.1                     Financial Data Schedule *
    -----------------------

    *          Filed herewith.

    **         A management contract or compensatory plan or arrangement.