Form 10-Q
period 2000-04-29
PROVANTAGE HEALTH SERVICES INC
filed 2000-06-13
CIK 1072471

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2000

                                       Or

| |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                          to
                                   -------------------------  -----------------

                         Commission file number 1-14923
                                                -------

                        PROVANTAGE HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  54-1508848
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


N19 W24130 RIVERWOOD DRIVE, WAUKESHA, WISCONSIN               53188
-----------------------------------------------             ----------
   (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code    262/312-3000
                                                         -----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

     The number of shares outstanding of each of the issuer's classes of Common Stock as of May 31, 2000 is as follows:



     TITLE OF EACH CLASS                                     SHARES OUTSTANDING
     -------------------                                     ------------------

     Common Stock                                            18,150,000

                        PROVANTAGE HEALTH SERVICES, INC.

                                    FORM 10-Q

                      FOR THE 13 WEEKS ENDED APRIL 29, 2000

                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
Part I       Item 1 - Financial Statements

                      Consolidated Statements of Net Earnings for the 13
                      weeks ended April 29, 2000 and May 1, 1999                                     3

                      Consolidated Balance Sheets as of April 29, 2000
                      and January 29, 2000                                                           4

                      Consolidated Statements of Cash Flows for the 13
                      weeks ended April 29, 2000 and May 1, 1999                                     5

                      Consolidated Statements of Shareholders' Equity for
                      the 13 weeks ended April 29, 2000 and for the period
                      ended January 29, 2000                                                         6

                      Notes to Consolidated Financial Statements                                     7

             Item 2 - Management's Discussion and Analysis of Financial                              9
                      Condition and Results of Operations

             Item 3 - Quantitative and Qualitative Disclosures About                                11
                      Market Risk


Part II      Item 1 - Legal Proceedings                                                             12

             Item 2 - Changes in Securities and Use of Proceeds                                     12

             Item 6 - Exhibits and Reports on Form 8-K                                              13

             Signatures                                                                             14

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

PROVANTAGE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF NET EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         FIRST QUARTER (13 WEEKS)
                                                                                   ENDED
                                                                     ---------------------------------

                                                                        APRIL 29,           MAY 1,
                                                                          2000               1999
                                                                     ---------------     -------------
                                                                                (UNAUDITED)
Revenues                                                             $    275,677        $    214,949
Costs and expenses:
       Cost of revenues                                                   260,778             201,181
       Selling, general and administrative expenses                         9,004               7,778
       Depreciation and amortization expenses                               2,726               2,061
       Merger related costs                                                   400                 ---
                                                                     ------------        ------------

                                                                          272,908             211,020
                                                                     ------------        ------------

Income from operations                                                      2,769               3,929
Interest income - net                                                         627                 174
                                                                     ------------        ------------

Earnings before income taxes                                                3,396               4,103
Provision for income taxes                                                  1,483               1,750
                                                                     ------------        ------------

Net earnings                                                         $      1,913        $      2,353
                                                                     ============        ============

Basic net earnings per common share                                  $       0.11        $       0.19
                                                                     ============        ============

Weighted average number of common shares
       outstanding                                                         18,150              12,550

Diluted net earnings per common share                                $       0.11        $       0.19
                                                                     ============        ============

Adjusted weighted average number of common
     shares outstanding                                                    18,157              12,550



                 See notes to consolidated financial statements

PROVANTAGE HEALTH SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                            APRIL 29,             JANUARY 29,
                                                                              2000                   2000
                                                                          -------------          ------------
                                                                           (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                           $    66,754            $    39,895
      Receivables, less allowances for losses of
         $1,231 and $1,213, respectively                                      110,335                114,456
      Pharmaceutical inventories                                                4,103                  3,713
      Deferred tax benefits                                                       643                    650
      Other current assets                                                      1,852                  1,620
                                                                          -----------            -----------

           Total current assets                                               183,687                160,334


Other assets - net                                                                 17                     21
Intangible assets - net                                                        66,939                 67,978
Property and equipment - net                                                   31,113                 28,916
                                                                          -----------            -----------

           Total assets                                                   $   281,756            $   257,249
                                                                          ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term obligations                                              $       782            $       826
      Accounts payable - trade                                                 85,439                 78,645
      Accounts payable - ShopKo Stores, Inc.                                   27,842                 11,236
      Accrued liabilities                                                      10,989                 12,011
                                                                          -----------            -----------

           Total current liabilities                                          125,052                102,718


Long-term obligations                                                           1,792                  2,006
Deferred income taxes                                                           7,957                  7,483
Shareholders' equity:
      Common stock                                                                182                    182
      Additional paid-in capital                                              137,918                137,918
      Retained earnings                                                         8,855                  6,942
                                                                          -----------            -----------

      Total shareholders' equity                                              146,955                145,042
                                                                          -----------            -----------

              Total liabilities and shareholders' equity                  $   281,756            $   257,249
                                                                          ===========            ===========





                 See notes to consolidated financial statements

PROVANTAGE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)



                                                                                FIRST QUARTER
                                                                               (13 WEEKS) ENDED
                                                                       -------------------------------
                                                                         APRIL 29,           MAY 1,
                                                                           2000               1999
                                                                       -------------      ------------
                                                                                 (UNAUDITED)
   Cash flows from operating activities:
     Net earnings                                                      $     1,913        $     2,353
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                      2,726              2,061
          Provision for losses on receivables                                  175                172
          Deferred income taxes                                              1,106                ---
          Change in assets and liabilities:
               Receivables                                                   3,946            (10,565)
               Pharmaceutical inventories                                     (390)               746
               Other current assets                                           (857)              (556)
               Other assets                                                    ---              2,888
               Accounts payable                                             23,399             (9,880)
               Accrued liabilities                                          (1,021)            (1,704)
                                                                       -----------        -----------

              Net cash from operating activities                            30,997             14,485

   Cash flows from investing activities:
     Payments for property and equipment                                    (3,880)            (3,810)
                                                                       -----------        -----------

              Net cash  used in investing activities                        (3,880)            (3,810)

   Cash flows from financing activities:
     Change in short-term obligations                                          (44)                14
     Capital contribution                                                      ---             (6,397)
     Change in long-term obligations                                          (214)               ---
                                                                       -----------        -----------

               Net cash used in financing activities                          (258)            (6,383)

   Net increase (decrease) in cash and cash equivalents                     26,859            (24,678)
   Cash and cash equivalents at beginning of period                         39,895             24,680
                                                                       -----------        -----------

   Cash and cash equivalents at end of period                           $   66,754        $         2
                                                                       ===========        ===========





                 See notes to consolidated financial statements

PROVANTAGE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                           COMMON STOCK
                                                  -----------------------------       ADDITIONAL
                                                                                        PAID-IN           RETAINED
                                                     SHARES            AMOUNT           CAPITAL           EARNINGS
                                                  -------------     -----------      -------------      ------------
BALANCES AT JANUARY 30, 1999                          12,550        $     126        $    88,997        $    22,925

Capital contribution                                     ---              ---              3,106                ---

Dividend paid to parent                                  ---              ---            (46,498)           (27,245)

Sale of common stock under public offering             5,600               56             92,313                ---

Net earnings                                             ---              ---                ---             11,262
                                                  ----------        ---------        -----------        -----------

BALANCES AT JANUARY 29, 2000                          18,150              182            137,918              6,942

Net earnings                                             ---              ---                ---              1,913
                                                  ----------        ---------        -----------        -----------

BALANCES AT APRIL 29, 2000                            18,150        $     182        $   137,918        $     8,855
                                                  ==========        =========        ===========        ===========




Interim data subject to year end audit.


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's consolidated financial statements and the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for fiscal 1999 contain a summary of significant accounting policies. The same accounting policies are followed in the preparation of interim reports.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

     The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 29, 2000 and May 1, 1999 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal year as a whole.

(2)  NET EARNINGS PER COMMON SHARE

     Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

(3)  SUBSEQUENT EVENT AND RELATED COSTS

     On May 4, 2000, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Merck & Co., Inc. ("Merck") and PV Acquisition Corp., an indirect wholly-owned subsidiary of Merck (the "Offeror"). Pursuant to the Merger Agreement, the Offeror commenced a tender offer to purchase all of the outstanding shares (the "Shares") of the common stock of the Company at a price of $12.25 per Share in cash (the "Offer"). The Offer is scheduled to expire at 12:00 midnight, New York City time, on June 14, 2000, unless extended. Completion of the Offer is subject to customary conditions, including the expiration of applicable waiting periods under the Hart-Scott-Rodino Act of 1976, which expired June 2, 2000.

       Assuming that the Offer is successfully completed, upon approval by a stockholder vote, if required, the Offeror will be merged into the Company, and all Shares not purchased pursuant to the Offer will be "cashed out" in a second-step merger at $12.25 per Share.

      Concurrently with entering into the Merger Agreement, the Offeror and Merck entered into a Stockholder Agreement (the "Stockholder Agreement") with ShopKo Stores, Inc. ("ShopKo") and SKO Holdings, Inc. (together with ShopKo, the "Majority Stockholder"), whereby the Majority Stockholder has agreed, among other things, to tender its Shares in the Offer and to grant the Offeror an option to purchase the Shares held by the Majority Stockholder at the Offer Price under specified circumstances. The Majority Stockholder beneficially owns approximately 64.5% of all outstanding Shares.

     During the first quarter of fiscal 2000, the Company incurred transaction-related costs of approximately $400,000 for professional fees and other related transaction costs.

(4)  MAJOR CUSTOMER

     For the first quarter ended April 29, 2000 and May 1, 1999, one customer, American Medical Security, Inc., represented $23.8 million and $23.0 million, respectively, of the Company's revenues. These amounts represented 8.6 % and 10.7% of revenues in each period, respectively. The Company's current contract with American Medical Security for pharmacy benefit management services expires on December 31, 2002. For a more complete description of the Company's relationship with American Medical Security and the possible effect on the Company of the loss of one or more significant customers, see the Company's Form 10-K for fiscal 1999.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company operates in one business segment, health benefit management. The following table sets forth items from the Company's unaudited consolidated financial statements for the first quarter of fiscal 2000 and 1999 as a percentage of revenues:


                                                                                   FIRST QUARTER
                                                                         --------------------------------
                                                                            FISCAL               FISCAL
                                                                             2000                 1999
                                                                         ------------         -----------
       Revenues                                                               100.0%              100.0%

       Costs and expenses
          Cost of revenues                                                     94.6                93.6
          Selling, general and administrative expenses                          3.3                 3.6
          Depreciation and amortization expenses                                1.0                 1.0
          Merger related costs                                                  0.1                 ---
                                                                         ----------           ---------
                                                                               99.0                98.2

       Income from operations                                                   1.0                 1.8
       Interest income - net                                                    0.2                 0.1
                                                                         ----------           ---------

       Earnings before income taxes                                             1.2                 1.9

       Provision for income taxes                                               0.5                 0.8
                                                                         ----------           ---------

       Net earnings                                                             0.7%                1.1%
                                                                         ==========           =========


REVENUES

     Revenues for the first quarter of fiscal 2000 increased $60.7 million, or 28.3%, to $275.7 million. This increase was due primarily to internally generated growth in claims processing and mail pharmacy. Revenues from pharmacy claims processing increased $51.2 million, or 27.4%. This increase reflected a 15.9% increase in the number of claims processed and a 10% increase in the average revenue per claim processed. Revenues from the Company's mail pharmacy services increased $8.9 million, or 35.9%, reflecting a 24.2% increase in the number of prescriptions dispensed and a 9.4% increase in the average revenue per prescription dispensed.

GROSS MARGIN

     Gross margin, calculated as revenues less cost of revenues, for the first quarter of fiscal 2000 increased $1.1 million, or 8.2%, compared to the first quarter of fiscal 1999. This increase was principally attributable to a $1.0 million increase in gross margin associated with mail pharmacy services, and a $0.3 million increase in gross margin associated with claims processing. The rate of growth in gross margin was significantly less than the rate of growth in revenues between years. The lower rate of growth in gross margin was due to several factors. The Company entered into a new contract for services effective January 1, 2000 with a major customer. The new contract resulted in a reduction in gross margin between periods of approximately $0.6 million. The Company also added a new customer between years that accounted for approximately 9% of revenues in the first quarter of fiscal 2000. The Company's gross margin for its services under this new contract is significantly lower than that on its other business. In addition, the Company has experienced competitive pricing pressures between years among its existing client base of business. The Company's gross margin percentage was 5.4% for the first quarter of fiscal 2000 and 6.4% for the first quarter of fiscal 1999. The decrease in gross margin as a percentage of revenues was primarily attributable to the new customer contract and the impact of the pricing pressures discussed above, as well as increasing prescription drug costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the first quarter of fiscal 2000 increased $1.2 million, or 15.8%, to $9.0 million. This increase related to additional personnel to support transaction growth and continued investment in health information technology and clinical products and services. Selling, general, and administrative expenses, as a percentage of revenues, were 3.3% in the first quarter of fiscal 2000 compared to 3.6% in the first quarter of fiscal 1999. This decrease as a percentage of revenues was primarily due to the leveraging of fixed costs against increased revenue volume.

     Depreciation and amortization expenses for the first quarter of fiscal 2000 increased $0.7 million, or 32.3%, to $2.7 million. This increase was attributable to increased investment in equipment related to the Company's business and increased amortization of capitalized software costs. Depreciation and amortization expenses as a percentage of revenues were 1.0% for the first quarter of both fiscal years.

TRANSACTION-RELATED COSTS

     During the first quarter of fiscal 2000, the Company incurred transaction-related costs of approximately $400,000 in connection with the proposed merger transaction with Merck.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on cash generated from operations and the retained proceeds of the Company's initial public offering, with any remaining funding requirements being met from short-term borrowings from ShopKo Stores, Inc. ("ShopKo). Cash provided from net earnings before depreciation and amortization was $4.6 million for the first quarter of fiscal 2000 compared to $4.4 million for the same period last year.

     The Company, as of April 29, 2000, had $25.0 million of borrowing capability under a credit agreement facility maintained by ShopKo. No borrowings were outstanding under the credit agreement as of April 29, 2000. Funds generated from the Company's 1999 initial public offering and operations, and if necessary, the ShopKo borrowing arrangement or other short-term borrowings, are expected to fund the projected working capital needs and capital expenditures through fiscal 2000. The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $3.9 million on capital expenditures in the first quarter of fiscal 2000, compared to $3.8 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 3, 2001 are anticipated to approximate $14.0 to $15.0 million, the majority of which is expected to relate to replacement of the Company's retail network processing system and continued enhancements and development in its suite of health information technology products. Such plans may be reviewed and revised from time to time in light of changing conditions.

INFLATION

     Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an Amendment to SFAS No. 133", was issued, approving a delay in the effective date of SFAS No. 133 until January 2001. ProVantage believes this statement will have no significant impact on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

     Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans, the awarding of contracts and capital requirements. Such statements are subject to important factors that could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Form 10-K for fiscal 1999 or as may be described from time-to-time in the Company's subsequent SEC filings.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ProVantage has not historically been subject to material market risk, such as interest rate risk or foreign currency exchange risk. To the extent ProVantage borrows money pursuant to its credit agreement with ShopKo, ProVantage will be subject to changes in interest rates.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

   On May 8, 2000, a purported class action was filed in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Case No. 00CV-938), an alleged stockholder of the Company (the "Action"). The complaint evidencing the Action (the "Complaint") names the Company and the directors of the Company as defendants (the "Defendants") and alleges, among other things, that (1) the Company's directors breached their respective fiduciary duties by engaging in self-dealing, failing to take steps to maximize the value of the Company, including avoiding competitive bidding and ignoring or failing to protect against conflicts of interest of the directors of the Company, and (2) the proposed purchase price for the shares of the Company's common stock does not represent the true value of the Company. The Complaint requests that the Circuit Court, among other things, declare that the Action is a proper class action, enjoin the Offer or rescind the Offer to the extent completed, and award compensatory monetary damages, including reasonable attorneys' and experts' fees.

   The Company believes the Action to be without merit and the Company intends to vigorously contest all allegations set forth in the Complaint. There can be no assurances, however, with regard to the outcome of the Action.

   On or about May 31, 2000, counsel to the Company received a letter from Milberg Weiss Bershad Hynes & Lerach LLP, counsel to James Jorgensen, the named plaintiff in the purported class action, addressed to the Boards of Directors of the Company, ShopKo and Merck asserting that "SEC forms 14D-1 [Schedule TO] and [Schedule] 14D-9 . . . are false and misleading in that they fail to disclose material information rendering such documents false and misleading." The Company believes these additional assertions are without merit.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) A modification has been made to the Rights Agreement, dated as of March 12, 1999, by and between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (the "Rights Agreement"), relating to the common stock of the Company and the associated Preferred Share Purchase Rights. On May 4, 2000, the Company amended the Rights Agreement to provide that (1) Merck and its affiliates will not be deemed to be the beneficial owners of Shares as a result of the Merger Agreement or the Stockholder Agreement or any purchase of Shares thereunder and (2) nothing in the Rights Agreement will create or cause a Distribution Date (as defined in the Rights Agreement) or constitute an event pursuant to which a person becomes an Acquiring Person (as defined in the Rights Agreement) as a result of the execution of the Merger Agreement or the Stockholder Agreement or the commencement or consummation of the transactions contemplated by the Merger Agreement.

       (b)    Not applicable.

       (c)    Not applicable

       (d) The net proceeds to the Company from its initial public offering in July 1999 were $93,744,000. From July 19, 1999 through April 29, 2000 the Company used the net proceeds of the offering as follows:

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


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.

       (b)    Reports on Form 8-K.

   The Company filed Current Reports on Form 8-K in the first quarter of fiscal 2000 as follows:

   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROVANTAGE HEALTH SERVICES, INC.
                                      (Registrant)


Date:  June 12, 2000             By:  /s/ Patricia A. Nussle
                                      --------------------------------
                                      Patricia A. Nussle
                                      Vice President Legal Affairs and Secretary
                                      (Duly Authorized Officer of Registrant)


Date: June 12, 2000              By:  /s/ Peter J. Beste
                                      --------------------------------
                                      Peter J. Beste
                                      Vice President and Controller
                                      (Chief Accounting Officer and Duly
                                      Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                        PROVANTAGE HEALTH SERVICES, INC.
                                   10-Q REPORT


  Exhibit
  Number                                 Exhibit
  ------  ---------------------------------------------------------------------


    2     Agreement and Plan of Merger, dated as of May 4, 2000, among Merck &
          Co., Inc. PV Acquisition Corp. and ProVantage Health Services, Inc.
          [Incorporated by reference to Exhibit 99(e)(1) to the Company's
          Schedule 14D-9 dated May 10, 1999, as amended by the Company's
          Schedule 14D-9/A filed June 6, 2000 (File No. 1-14923) (collectively, the "Schedule 14D-9)].

    4     First Amendment to Rights Agreement, dated as of May 4, 2000, between
          ProVantage Health Services, Inc. and Norwest Bank Minnesota, National
          Association [Incorporated by reference to Exhibit 99(e)(6) to the
          Schedule 14D-9].

   10.1   Stockholder Agreement, dated as of May 4, 2000, among ShopKo Stores,
          Inc., SKO Holdings, Inc., Merck & Co., Inc. and PV Acquisition Corp.
          [Incorporated by reference to Exhibit 99(e)(2) to the Schedule 14D-9].

   10.2   Side Letter, dated as of May 4, 2000, among ProVantage Health
          Services, Inc., ShopKo Stores, Inc. and Merck & Co., Inc.
          [Incorporated by reference to Exhibit 99(e)(3) to the Schedule 14D-9].

   10.3 Amended and Restated Tax Matters Agreement, dated as of May 4, 2000, between ShopKo Stores, Inc. and ProVantage Health Services, Inc.
          [Incorporated by reference to Exhibit 99(e)(4) to the Schedule 14D-9].

   10.4   Amendment to Lease Agreement, dated as of May 4, 2000, between ShopKo
          Stores, Inc. and PV Acquisition Corp. [Incorporated by reference to
          Exhibit 99(e)(5) to the Schedule 14D-9].

   10.5   Employment Agreement, between Merck-Medco Managed Care, L.L.C. and
          Jeffrey A. Jones [Incorporated by reference to Exhibit 99(e)(7) to the
          Schedule 14D-9].

   10.6   Employment Agreement, between Merck-Medco Managed Care, L.L.C. and
          Joseph A. Coffini [Incorporated by reference to Exhibit 99(e)(8) to the Schedule 14D-9].

   10.7   Employment Agreement, between Merck-Medco Managed Care, L.L.C. and
          Peter F. Hoffman [Incorporated by reference to Exhibit 99(e)(9) to the
          Schedule 14D-9].

   10.8   Employment Agreement, between Merck-Medco Managed Care, L.L.C. and
          Glen Laschober [Incorporated by reference to Exhibit 99(e)(10) to the
          Schedule 14D-9].

   10.9   Employment Agreement, between Merck-Medco Managed Care, L.L.C. and
          Matthew Zirpoli [Incorporated by reference to Exhibit 99(e)(11) to the
          Schedule 14D-9].

   10.10  Form of ProVantage Health Services, Inc. Change of Control Severance
          Agreement [Incorporated by reference to Exhibit 99(e)(12) to the Schedule14D-9].

   11     Computation of Earnings Per Common and Common Equivalent Share.

   27     Financial Data Schedule.